Form 10-K
period 1993-12-31
GRENADA SUNBURST SYSTEM CORP
filed 1994-03-30
CIK 789575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE ACT of 1934

                For the fiscal year ended December 31, 1993
                       Commission File Number 0-15003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                           EXCHANGE  ACT of 1934


                    GRENADA SUNBURST SYSTEM CORPORATION
           (Exact name of registrant as specified in its charter)

     DELAWARE                                              64-0723929
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   2000 Gateway,  Grenada, Mississippi                        38901
(Address of principal executive offices)                   (ZIP Code)

                                  (601) 226-1100
               (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                          No
                        --------                          --------

      Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 1994 was approximately $225,458,156 based on the average bid and asked prices as quoted by NASDAQ.

     On February 15, 1994, the Registrant had outstanding 9,492,975 shares of common stock; par value $1.00 per share.

XXX BEGIN PAGE 2 HERE XXX

                                     PART I
Item 1.  Business
- -----------------
      Grenada Sunburst System Corporation (the "Registrant") is a multi-bank holding company headquartered in Grenada, Mississippi. The Registrant was organized under the laws of the state of Delaware on May 20, 1986. The Registrant has two major subsidiaries: Sunburst Bank, Mississippi, and Sunburst Bank, Louisiana. Sunburst Bank, Mississippi, organized in 1890, and Sunburst Bank, Louisiana, acquired in May 1988 (collectively the "Banks"), had approximately $1,952 million and $509 million, respectively, in total assets as of December 31, 1993.
      The Registrant is engaged in a general commercial banking business, conducting operations in 124 locations in 59 communities in Mississippi and Louisiana. The Banks accept demand deposits and various types of interest bearing transaction and time deposit accounts and utilize funds from such activities to make loans and other investments. In addition, through the Registrant's subsidiary, Sunburst Financial Group, Inc., the Registrant offers full-service brokerage to its customers. The Banks offer a wide range of fiduciary services through their trust divisions, and mortgage services through Sunburst Mortgage Corporation as well as other financial services to their customers.
      The  Registrant  has  expanded its operations through  de  novo  branch banking and acquisition of banks in Mississippi and Louisiana. Each branch office of the Banks does business under the name "Sunburst Bank".
      At December 31, 1993 the Registrant had 1,657 full-time equivalent employees.
      Sunburst Bank, Mississippi is incorporated under the laws of the State of Mississippi, and as such, is subject to regulation by the Department of Banking and Consumer Finance for the State of Mississippi. Sunburst Bank, Louisiana is incorporated under the laws of the State of Louisiana and is subject to regulation by the Office of Financial Institutions for the State of Louisiana. The Registrant is registered as a bank holding company with the Board of Governors of the Federal Reserve System and is governed by its applicable laws and regulations as a bank holding company. The Banks' deposits are insured by the FDIC, and, therefore, both banks are subject to the regulations of the Federal Deposit Insurance Act and to examination by that corporation.

XXX BEGIN PAGE 3 HERE XXX

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                       When
   Name               Position Held with the Registrant  Age        Elected
- ---------------------------------------------------------------------------
R.E. Kennington, II     Chairman of the Board             61           1986

J. T. Boone             President & Chief Executive       43           1988
                        Officer

D. L. Holland           Chief Financial Officer &         50           1986
                        Treasurer

A. J. Huff              President & Chief Operating       51           1990
                        Officer, Sunburst Bank, LA

Don W. Ayres            Senior Executive Vice President,  48           1991
                        Sunburst Bank, MS

J. Daniel Garrick, III  Senior Executive Vice President,  44           1990
                        Sunburst Bank, MS

Frank W. Smith, Jr.     Senior Executive Vice President,  40           1990
                        Sunburst Bank, MS

James L. Brown          Regional Executive, Northeast     46           1987
                        Region, Sunburst Bank, MS

Thomas H. Carroll, Jr.  Regional Executive, Northwest     54           1987
                        Region, Sunburst Bank, MS

E. Jackson Garner       Regional Executive, Central       48           1989
                        Region, Sunburst Bank, MS

Todd Mixon              Regional Executive, Southern      44           1990
                        Region, Sunburst Bank, MS

James A. Baker          Executive Vice President,         49           1991
                        Asset Quality Group

Jerry A. Pegg           Executive Vice President,         50           1990
                        Corporate Administration



There are no family relationships between any of the executive officers of the Registrant.

XXX BEGIN PAGE 4 HERE XXX

R. E. Kennington, II, served as Chief Executive Officer of the Registrant from 1986 to 1992, as Chairman of the Board and Chief Executive Officer of Sunburst Bank, Mississippi, for the period from 1981 to 1989, and as Chairman of Sunburst Bank, Louisiana for 1988 and 1989.

Mr. Boone served as Chief Operating Officer of the Registrant from 1990 to 1992, Chief Executive Officer for Sunburst Bank, Louisiana for the years 1988 and 1989 and as Executive Vice President of Sunburst Bank, Mississippi for the six years prior to that.

Mr. Huff served as President of the Laurel, MS branch of Sunburst Bank, MS prior to 1990.

Mr. Ayres was hired October 9, 1991.

Mr. Garrick served as Executive Vice President of Personnel for Sunburst Bank, MS prior to 1990.

Mr. Smith served as Executive Vice President of Investments for Sunburst Bank, MS prior to 1990.

Mr. Garner served as Executive Vice President for Grenada Sunburst System Corporation prior to 1989.

Mr. Mixon served as Senior Vice President of the Commercial Lending Group for Sunburst Bank, MS prior to 1990.

Mr.  Pegg  served as Senior Vice President for Sunburst Bank,  MS   prior  to
1990.

Item 2. Properties
- ------------------
      The administrative office of the Registrant is presently located in a modern two story glass, steel, and concrete building owned by the Registrant and located in Grenada, Mississippi. Sunburst Bank, Mississippi operates 124 banking locations, the majority of which are owned premises. Sunburst Bank, Louisiana operates from its main offices in Baton Rouge, Louisiana and has 15 full service offices, one drive-in facility and one operations center. Ten of the offices are owned by the Bank, while seven are leased. Sunburst Financial Group, Inc. operates four offices in Mississippi: one modern, leased building in Jackson, Mississippi which is the main office location, one owned building in Grenada, one owned building in Hattiesburg, and one owned building in Meridian. Sunburst Bank's wholly owned subsidiary, Rapid Finance, Inc. operates 13 consumer lending offices in Mississippi, all of which are leased. All buildings are of either brick masonry or glass, steel, and concrete construction. All buildings have been constructed or remodeled in the last 10 to 15 years and are considered adequate for current and future banking needs.

Item 3.  Legal Proceedings
- --------------------------
      Various claims and lawsuits, incidental to the ordinary course of business, are pending against the Registrant and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

XXX BEGIN PAGE 5 HERE XXX

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
- -----------------------------------------------------------------------------
      The  information under the caption "Stock Information" on page  57  and
Note  13  of Notes to Consolidated Financial Statements on page 30 of Exhibit
13.1 attached hereto is incorporated herein by reference.

Item 6.  Selected Financial Data
- --------------------------------
      The information under the caption "Selected Consolidated Financial Information" on page 37 of Exhibit 13.1 attached hereto is incorporated herein by reference.

Item 7.  Management's Discussion  and  Analysis  of  Financial  Condition and
- -----------------------------------------------------------------------------
         Results of Operations
         ---------------------
      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 39 thru 64 of
Exhibit 13.1 attached hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------
      The following consolidated financial statements of the Registrant and its subsidiaries, the report of independent certified public accountants thereon, and the quarterly data (unaudited) appearing at the pages set forth below in Exhibit 13.1 attached hereto are incorporated herein by reference.

         Consolidated Balance Sheets                  Page 11
         Consolidated Statements of Income            Page 12
         Consolidated Statements of Changes in
           Stockholders' Equity                       Page 13
         Consolidated Statements of Cash Flows        Page 14
         Notes to Consolidated
           Financial Statements                 Pages 15 - 35
         Independent Auditor's Report                 Page 36
         Summary of Quarterly Results of
           Operations (Unaudited)                     Page 38

Item 9.  Disagreements on Accounting and Financial Disclosures
- --------------------------------------------------------------
      There have been no disagreements with the Registrant's independent accountants and auditors on any matter of accounting principles or financial statement disclosure.

XXX BEGIN PAGE 6 HERE XXX

                                   PART III

Item 10.  Directors and Executive Officers of Registrant
- --------------------------------------------------------
      Information concerning the directors and nominees of the Registrant appears on pages 3 and 4 of the Registrant's definitive Proxy Statement dated March 18, 1994, and is incorporated herein by reference except for the following information: J. H. Tabb, formerly a director of the Registrant, passed away on March 25, 1994.
     Information concerning executive officers of the Registrant is presented in Part I hereof.

Item 11.  Executive Compensation
- --------------------------------
     Information concerning the remuneration of officers and directors of the Registrant and transactions with such persons appears on pages 5-11 of the Registrant's definitive Proxy Statement dated March 18, 1994, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
      Information concerning the security ownership of certain beneficial owners and directors and officers of the Registrant appears on pages 2, 3 and 4 of the Registrant's definitive Proxy Statement dated March 18, 1994, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------
     Not applicable

XXX BEGIN PAGE 7 HERE XXX

                                    PART IV

 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------
         (a) 1.  Financial Statements - See Item 8 above
             2. Financial Statement Schedules - All schedules applicable to the Registrant are included in Item 8 above, in the financial statements or related notes thereto

             3.  Exhibits:
             3.1 Certificate of Incorporation (filed as Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference)

             3.2 Bylaws, as amended (filed as Exhibit (3.2) to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

           *10.1 Equity Share Bonus Plan and Participation Agreement, as amended (filed as Exhibit (10.1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference)

           *10.2 Deferred Compensation Agreement (filed as Exhibit (10.2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

           *10.3 Management Incentive Compensation Plan (filed as Exhibit
                 (10.3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

           *10.4 Form of Executive Employment Contracts (filed as Exhibit
                 (10.4) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference)

            10.5 Agreement to Merge with Commercial National Bank, Baton
                 Rouge, LA dated September 28, 1989 (filed as Exhibit A of the Registrant's Registration Statement on Form S-4 (Reg. No. 33-31627) and incorporated herein by reference)

            10.6 Purchase and Assumption Agreement among Eastover Bank for
                 Savings, the Registrant and Sunburst Bank, Mississippi dated July 22, 1992 (filed as Appendix H of the
                 Registrant's Registration Statement on Form S-4 (Reg. No. 33-53170) and incorporated herein by reference)

            13.1 Portions of the Grenada Sunburst System Corporation 1993
                 Annual Report (filed herewith)

            21.1 Subsidiaries of the Registrant (filed herewith)

            23.1 Consent of Independent Auditors (filed herewith)
            -----------------------------------------------------------------
            * Management contract or compensatory plan or agreement
              identified hereby pursuant to Item 14(a)3.

         (b) No reports were filed on Form 8-K during the quarter ending December 31, 1993.

XXX BEGIN PAGE 8 HERE XXX

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Grenada Sunburst System Corporation
           -----------------------------------



BY:   /s/Daniel L. Holland          Chief Financial Officer and Treasurer
      --------------------          (Principal Financial and Accounting
      Daniel L. Holland              Officer)


Date:  March 30, 1994
      ----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature          Date               Capacity
          ---------          ----               --------


/s/James T. Boone         March 30, 1994      President and Chief
- --------------------                           Executive Officer
James T. Boone                                 (Principal Executive
                                                Officer)


/s/Daniel L. Holland      March 30, 1994      Chief Financial Officer
- --------------------                           and Treasurer (Principal
Daniel L. Holland                              Financial and Accounting
                                               Officer)


XXX BEGIN PAGE 9 HERE XXX

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in their capacity as Director on March 30, 1994.




/s/James T. Boone                          /s/E. Hayes Branscome
- ---------------------------                ---------------------------
Boone, James T.                            Branscome, E. Hayes


/s/J. Russell Flowers                      /s/John T. Keeton
- ---------------------------                ---------------------------
Flowers, J. Russell                        Keeton, John T.


/s/Robert E. Kennington, II                /s/J. M. Robertson, Jr.
- ---------------------------                ---------------------------
Kennington, II, Robert E.                  Robertson, Jr., J. M.


/s/Milton J. Womack
- ---------------------------
Womack, Milton J.


XXX BEGIN PAGE 10 HERE XXX

                                 EXHIBIT INDEX
                                 -------------
Item 14(a)3. Exhibits                                                    Page
- ---------------------                                                    ----
      3.1 Certificate of Incorporation (filed as Exhibit (3.1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference)......N/A

      3.2 Bylaws, as amended (filed as Exhibit (3.2) to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1992 and incorporated herein by reference).........N/A

    *10.1 Equity Share Bonus Plan and Participation Agreement, as
          amended (filed as Exhibit (10.1) to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1992
          and incorporated herein by reference)...........................N/A

    *10.2 Deferred Compensation Agreement (filed as Exhibit (10.2) to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1991 and incorporated herein by reference).........N/A

    *10.3 Management Incentive Compensation Plan (filed as Exhibit
          (10.3) to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1991 and incorporated herein by
          reference)......................................................N/A

    *10.4 Form of Executive Employment Contracts (filed as Exhibit
          (10.4) to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1991 and incorporated herein by
          reference)......................................................N/A

     10.5 Agreement to Merge with Commercial National Bank, Baton
          Rouge, LA dated September 28, 1989 (filed as Exhibit A of
          the Registrant's Registration Statement on Form S-4 (Reg. No.
          33-31627) and incorporated herein by reference).................N/A

     10.6 Purchase and Assumption Agreement among Eastover Bank for
          Savings, the Registrant and Sunburst Bank, Mississippi dated
          July 22, 1992 (filed as Appendix H of the Registrant's
          Registration Statement on Form S-4 (Reg. No. 33-53170) and
          incorporated herein by reference)...............................N/A

     13.1 Portions of the Grenada Sunburst System Corporation 1993
          Annual Report (filed herewith)...................................11

     21.1 Subsidiaries of the Registrant (filed herewith)..................65

     23.1 Consent of Independent Auditors (filed herewith).................66

   -----------------------------------------------------------------------
   * Management contract or compensatory plan or agreement identified hereby pursuant to Item 14(a)3.

  (b) No reports were filed on Form 8-K during the quarter ending December 31, 1993.