Form 10-Q
period 1994-03-31
GRENADA SUNBURST SYSTEM CORP
filed 1994-05-13
CIK 789575

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE ACT of 1934

               For the quarterly period ended March 31, 1994

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                           EXCHANGE  ACT of 1934

                      Commission File Number 0-15003

                    GRENADA SUNBURST SYSTEM CORPORATION
           (Exact name of registrant as specified in its charter)

     DELAWARE                                             64-0723929
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     2000 Gateway,  Grenada, Mississippi                   38902-0947
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Grenada Sunburst System Corporation has only one class of common stock authorized. At April 30, 1994, there were 15,000,000 shares of $1 par value common stock authorized, and 9,492,975 shares issued and outstanding.

XXX BEGIN PAGE 2 HERE XXX

                       GRENADA SUNBURST SYSTEM CORPORATION

                                    INDEX
                                    ------


PART I.      Financial Information
             ----------------------

    Item 1.  Financial Statements

             Consolidated Balance Sheets, March 31, 1994,
             December 31, 1993 and March 31, 1993........................3


             Consolidated Statements of Income, quarters ended
             March 31, 1994 and 1993 and December 31, 1993...............5


             Consolidated Statements of Changes in Stockholders'
             Equity, three months ended March 31, 1994 and 1993..........7


             Consolidated Statements of Cash Flows, three months
             ended March 31, 1994 and 1993...............................8


             Notes to Consolidated Financial Statements.................10


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................11


PART II.     Other Information
             ------------------

    Item 6.  Exhibits and Reports on Form 8-K...........................32


             Exhibit Index..............................................33

XXX BEGIN PAGE 3 HERE XXX


                                       PART I
                               FINANCIAL INFORMATION
               GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

XXX BEGIN TABLE HERE XXX

                                               Mar. 31,   Dec.31,    Mar. 31,
                                                 1994       1993       1993
                                             ---------  ---------  ---------
Cash and demand balances with banks         $   138,601    133,889    135,049
Interest bearing deposits with banks                670         28      5,028
Securities available for sale                   133,023    120,101     29,700
Investment securities (Market value of
 approximately $290,512, $301,240,
 and $389,196)                                  282,054    287,945    372,674
Mortgage-backed securities (Market
 value of approximately $168,162,
 $170,815 and $261,884)                         168,408    167,532    257,042
Mortgages held for resale                        41,768     73,956     34,605
Federal funds sold and securities
 purchased under agreements to resell            40,500     25,000     34,626
Loans                                         1,597,741  1,569,547  1,482,850
  Less:
    Unearned income                               8,228      9,007     10,626
    Allowance for credit losses                  33,094     32,749     30,845
                                             ----------  --------- ----------
      Net loans                               1,556,419  1,527,791  1,441,379
Premises and equipment, net                      49,218     48,738     49,367
Other real estate                                 4,480      5,185      9,484
Accrued interest receivable                      17,847     18,262     19,022
Other assets                                     30,214     27,771     25,848
                                              --------- ----------  ---------
Total Assets                                $ 2,463,202  2,436,198  2,413,824
                                              ========= ========== ==========

LIABILITIES
Deposits
  Demand:
    Non-interest bearing                    $   410,169    419,641    347,847
    Interest bearing                            625,661    607,472    629,644
  Savings                                       176,051    165,814    138,441
  Time, $100,000 and over                       244,008    247,538    239,640
  Other time                                    760,125    759,342    832,720
                                              ---------  ---------  ---------
      Total deposits                          2,216,014  2,199,807  2,188,292

Federal funds purchased and securities
 sold under agreements to repurchase             27,585     30,542     30,570
Other borrowed funds                             15,704     12,941     13,634
Accrued interest payable                          8,900      8,939      9,112
Other liabilities                                16,988      9,897     12,402
                                              ---------  ---------  ---------
     Total Liabilities                        2,285,191  2,262,126  2,254,010

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 15,000,000
 authorized, 9,492,975 shares issued at
 March 31, 1994, December 31, 1993 and
 March 31, 1993                                   9,493      9,493      9,493
Paid in capital                                  31,842     31,842     31,842
Surplus                                          71,123     71,123     71,123
Undivided profits                                65,553     61,614     47,356
                                               --------   --------   --------
    Total Stockholders' Equity                  178,011    174,072    159,814
                                               --------   --------   --------
Commitments and contingent liabilities
    Total Liabilities and
     Stockholders' Equity                   $ 2,463,202  2,436,198  2,413,824
                                              =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 4 HERE XXX

               GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands except per share data)

XXX BEGIN TABLE HERE XXX
                                                    Quarter Ended
                                           --------------------------------
                                            Mar. 31,    Dec. 31,   Mar. 31,
                                              1994       1993        1993
                                            --------   --------   --------
INTEREST INCOME
Loans including fees                        $ 31,767     32,142     27,178
Deposits with banks                                4          0        104
Mortgages held for resale                        944      1,142      1,000
Federal funds sold and securities
 purchased under agreements to resell            221         73        195
Securities:
 Taxable                                       5,871      6,354      6,810
 Exempt from federal taxes                     1,250      1,308      1,412
 Dividends                                       433        376        410
                                             -------    -------    -------
      Total Interest Income                   40,490     41,395     37,109

INTEREST EXPENSE
Deposits:
 Demand                                        3,595      3,620      3,408
 Time, $100,000 and over                       1,955      2,026      1,815
 Other time and savings                        8,688      8,958      8,718
Federal funds purchased and securities
 sold under agreements to repurchase             217        215        230
Other borrowed funds                             258        259        114
                                             -------    -------    -------
      Total Interest Expense                  14,713     15,078     14,285
                                             -------    -------    -------
Net interest income                           25,777     26,317     22,824
Provision for credit losses                      800      1,315      2,085
                                             -------    -------    -------
Net interest income after
 provision for credit losses                  24,977     25,002     20,739

NON-INTEREST INCOME
Service charges on deposit accounts            4,261      4,524      3,762
Other service charges,
 commissions, and fees                         2,556      2,810      2,524
Investment securities, net                       (86)      (106)      (221)
Fees from fiduciary activities                   483        441        477
Other                                            194        214        588
                                             -------    -------    -------
Total Non-Interest Income                      7,408      7,883      7,130

NON-INTEREST EXPENSE
Salaries                                      10,636     10,822      9,172
Employee benefits                              2,263      1,809      1,801
Net occupancy expense                          1,790      1,892      1,529
Furniture and equipment expense                1,874      1,948      1,665
FDIC deposit insurance expense                 1,213      1,188      1,076
Other                                          5,835      5,448      5,360
                                             -------    -------    -------
Total Non-Interest Expense                    23,611     23,107     20,603
                                             -------    -------    -------
Income before income taxes and
 cumulative effect of a change
 in accounting principle                       8,774      9,778      7,266
Income taxes                                   2,752      3,103      2,136
                                             -------    -------    -------
Income before cumulative effect of
 a change in accounting principle              6,022      6,675      5,130
Cumulative effect on prior years of
 a change to a different method of
 accounting for income taxes                       0          0        781
                                             -------    -------    -------
Net Income                                  $  6,022      6,675      5,911
                                             =======    =======    =======

EARNINGS PER SHARE:
 Income before cumulative effect
  of a change in accounting principle       $   0.63       0.71       0.56
 Cumulative effect of a change
  in accounting principle                   $   0.00       0.00       0.08
 Net Income                                 $   0.63       0.71       0.64
DIVIDENDS PER SHARE                         $   0.20       0.20       0.15

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 5 HERE XXX

                 GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                      (In thousands)

XXX BEGIN TABLE HERE XXX

                                 Common  Paid in           Undivided
                                  Stock  Capital   Surplus  Profits  Total
                                 ------- -------- -------- -------- -------
Balances January 1, 1993          $9,047   22,953  71,123   42,615  145,738
 Net income                                                  5,911    5,911
 Net unrealized gain
  on equity securities                                         219      219
 Cash dividend declared                                     (1,424)  (1,424)
 Stock issued in exchange
  for net assets of Eastover
  Bank for Savings                   439    8,734                     9,173
 Stock issued under compensation
  plan                                 7      155                       162
 Unearned compensation                                          35       35
                                  ------   ------  ------  -------  -------
Balances March 31, 1993           $9,493   31,842  71,123   47,356  159,814
                                  ======   ======  ======  =======  =======

Balances January 1, 1994          $9,493   31,842  71,123   61,614  174,072
 Net income                                                  6,022    6,022
 Net unrealized loss on
  securities available
  for sale, net of tax                                        (191)    (191)
 Cash dividend declared                                     (1,899)  (1,899)
 Unearned compensation                                           7        7
                                  ------   ------  ------   ------  -------
Balances March 31, 1994           $9,493   31,842  71,123   65,553  178,011
                                  ======   ======  ======   ======  =======


The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 6 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                               (In thousands)

XXX BEGIN TABLE HERE XXX
                                                            1994      1993
                                                          -------    -------
Net cash flows from operating activities:
Net income                                                $ 6,022      5,911
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Amortization of goodwill and intangible assets              213        215
  Depreciation and amortization of premises and equipment   1,240      1,149
  Net accretion of investment securities                     (276)      (573)
  Accretion of loan fees and discounts                       (779)      (360)
  Provision for possible credit losses                        800      2,085
  Net (increase) decrease in mortgages held for resale     32,188     28,467
  Other real estate provision                                 133        233
  Gains on sales of other real estate                         (40)       (70)
  Losses from sales of premises and equipment                (135)        (2)
  Decrease in interest receivable                             415        398
  Decrease in interest payable                                (39)      (466)
  Losses on sales of securities, net                           86        221
  Other, net                                                4,445     (2,740)
                                                          -------     ------
     Net cash provided by operating activities             44,273     34,468

Cash flows from investing activities:
Net decrease in interest-bearing deposits with banks         (642)    15,002
Net increase in federal funds sold and securities
 purchased under agreements to resell                     (15,500)   (34,626)
Purchases of securities available for sale                (19,880)         0
Principal prepayments on securities available for sale     19,223          0
Purchases of securities held to maturity                  (37,707)   (59,206)
Maturities of securities held to maturity                  24,664      9,603
Principal prepayments on securities held to maturity        6,933        770
Purchases of mortgage-backed securities held to maturity  (33,689)   (26,309)
Sales of mortgage-backed securities                             0     16,749
Principal prepayments of mortgage-backed securities        32,546     22,730
Net increase in loans                                     (28,840)   (25,393)
Net increase in premises and equipment                     (1,764)    (1,172)
Proceeds from sale of premises and equipment                  186          2
Proceeds from sales of other real estate                      796      1,002
Net cash received from Eastover acquisition                     0     35,922
                                                         --------   --------
      Net cash used by investing activities               (53,674)   (44,926)
Cash flows from financing activities:
Net increase in demand and savings accounts                18,953     25,031
Net decrease in other deposits                             (2,747)    (9,519)
Net increase (decrease) in federal funds purchased
 and securities sold under agreements to repurchase        (2,957)     4,906
Net increase (decrease) in other borrowed money             2,763       (284)
Cash dividends paid                                        (1,899)    (1,424)
                                                         --------   --------
   Net cash provided by financing activities               14,113     18,710
                                                         --------   --------
Net increase in cash and due from banks                     4,712      8,252
Cash and due from banks at the beginning of the period    133,889    126,797
                                                         --------   --------
Cash and due from banks at the end of the period         $138,601    135,049
                                                         ========   ========

Unrealized gain on equity securities                     $      0        219
Unrealized (loss) on securities
  available for sale                                         (192)         0
Securities transferred to the available
  for sale category from the held to
  maturity category                                        12,266          0

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 7 HERE XXX

                     GRENADA SUNBURST SYSTEM CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Three Months Ended March 31, 1994 and 1993



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1993, as set forth in the annual consolidated financial statements of Grenada Sunburst System Corporation and subsidiaries ("GSSC", or the "Company"). In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

2. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on weighted average shares of common stock outstanding of 9,492,975 for the quarter ended March 31, 1994 and 9,201,559 for the quarter ended March 31, 1993.

4. Effective March 1, 1993, GSSC, through its wholly owned Mississippi banking subsidiary, Sunburst Bank, acquired selected net assets of Eastover Bank for Savings ("Eastover") in a transaction accounted for as a purchase. Had the acquisition occurred on January 1, 1993, for the three months ended March 31, 1993, net interest income for the Company would have increased by approximately $3,140,000, net income would have increased by approximately $897,000, and earnings per share would have increased by approximately $.08 per share.

5. Effective January 1, 1994, GSSC adopted Financial Accounting Standards Board ("FASB") SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires investments to be classified in three categories and to be accounted for as follows: (i) debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a deduction from stockholders' equity.

XXX BEGIN PAGE 8 HERE XXX

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GSSC reported net income of $6,022,076 for the quarter ended March 31, 1994, an increase of $110,904 from the $5,911,172 reported for the quarter ended March 31, 1993. Earnings per share, before the cumulative effect of a change in accounting principle, for the first three months of 1994 were $.63 compared to $.56 for the first three months of 1993. The effect of the adoption of SFAS No. 109, "Accounting for Income Taxes" in 1993 accounted for $.08 of the first quarter 1993 earnings per share on net income of $.64. During the first quarter of 1993, the Company acquired approximately $400 million in selected assets and liabilities from Eastover in a transaction accounted for as a purchase. Accordingly, the results of operations of this acquisition are included in the consolidated financial statements only from the acquisition date (March 1, 1993), which affects the comparability of the consolidated financial statements. Net interest income before provision for credit losses was up $2,952,672 or 12.94% for the quarter ended March 31, 1994, when compared to the same period in 1993. The provision for credit losses decreased $1,285,000 for the three months ended March 31, 1994, compared to the three months ended March 31, 1993. Non-interest income increased $509,961 for the same period while non-interest expense increased $3,239,163.
       The return on average assets (ROA) for the first quarter of 1994 was 1.00% compared to 1.01% for the same time in 1993. The return on average equity (ROE) was 13.82% for the first quarter of 1994 compared to 14.32% for the first quarter of 1993.
      The following provides management's discussion of the consolidated financial condition and results of operations of GSSC, focusing on those factors that have had the most significant impact for the first three months of 1994. This commentary should be read in conjunction with the accompanying financial statements.

XXX BEGIN PAGE 9 HERE XXX

RESULTS OF OPERATIONS
Contribution to Earnings Per Share
(Fully Taxable Equivalent)

XXX BEGIN TABLE HERE XXX
                                                     Quarter
                                                 ended March 31,
                                                 ---------------
                                                  1994     1993
                                                 ------   ------
Net interest income - FTE                       $ 2.80     2.57
Provision for credit losses                       0.08     0.23
                                                 ------   ------
Net interest income after provision
 for credit losses - FTE                          2.72     2.34

Service charges on deposit accounts               0.45     0.41
Other service charges, commissions and fees       0.27     0.27
Investment securities gains (losses), net        (0.01)   (0.02)
Fees from fiduciary services                      0.05     0.05
Other                                             0.02     0.08
                                                 ------   ------
Total non-interest income                         0.78     0.79
Adjusted gross income after provision
 for credit losses - FTE                          3.50     3.13

Salaries                                          1.12     1.00
Employee benefits                                 0.24     0.20
Occupancy expense, net of rental income           0.19     0.17
Furniture and equipment expense                   0.20     0.18
Other                                             0.74     0.70
                                                 ------   ------
Total non-interest expense                        2.49     2.25

Income before income taxes (FTE) and
 cumulative effect of a change in accounting
 principle                                        1.01     0.88
Applicable income taxes - FTE                     0.38     0.32
                                                 ------   ------
Income before cumulative effect of a change
 in accounting principle                          0.63     0.56
Cumulative effect of a change in method
 of accounting for income taxes                   0.00     0.08
                                                 ------   ------
Net income                                      $ 0.63     0.64
                                                 ======   ======


Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 10 HERE XXX

NET INTEREST INCOME
      Net interest income (NII) is the largest component of the Company's income and represents the amount by which interest and fee income on earning assets exceeds the cost of deposits and other borrowed funds. The Company's long-term objective is to manage those earning assets and interest-bearing liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.
      Net interest income was up $3.0 million or 12.94% for the first quarter of 1994 compared to the same period in 1993 due to a 14.99% increase in average earning assets. The acquisition of approximately $374 million in earning assets from Eastover on March 1, 1993, accounted for approximately 84% of the increase in average earning assets for the first three months of 1994. The net interest spread decreased 14 basis points to 4.26% for the quarter ended March 31, 1994, from 4.40% for the quarter ended March 31, 1993. The prime lending rate for bank loans declined periodically to 6.00% early in 1993 from 6.50% early in 1992. The prime lending rate increased in March of 1994 to 6.25%. This prime rate decrease in 1992 and 1993 was the primary factor in the decrease in yield on the loan portfolio to 8.18% for the quarter ended March 31, 1994, from 8.53% for the quarter ended March 31, 1993. Approximately 39% of the Company's loans earn interest that fluctuates with this prime lending rate. At March 31, 1994, $605 million in loans or 37% of the bank subsidiaries' loan portfolios are subject to reprice during the next quarter. This decline in yield on the largest component of earning assets for the banks was more than offset by a decline in the cost of funds.
      Average deposits increased by $280.9 million or 12.19% from the first quarter of 1993 to the first quarter of 1994. The acquisition of approximately $396 million in deposits from Eastover on March 1, 1993, caused approximately 92% of the increase in average deposits for the first quarter of 1994. The cost of interest bearing deposits decreased 32 basis points from the first quarter of 1993 to the first quarter of 1994. Average other borrowings were up by $2.2 million to $42.1 million for the quarter ended March 31, 1994, from $39.9 million for the same period in 1993, and the rate paid for this source of funds increased to 4.47% in 1994 from 3.45% in 1993.
      The emphasis in management of the investment portfolio for 1994 continues to be to improve the liquidity and quality of the portfolio, provide a relatively stable source of income and balance interest rate and credit risk. As loan demand has improved, funds have been redeployed, and securities as a percentage of earning assets at March 31, 1994, decreased to 25.86% as compared to 29.89% a year earlier.

XXX BEGIN PAGE 11 HERE XXX


Net Interest Income Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                          Three months
                                          ended Mar.31,
                                         1994       1993
                                       -------    -------
Interest income                      $  40,490     37,109
Taxable equivalent adjustments:
 State, county and municipal:
  Notes                                     50         42
  Bonds                                    653        740
  Dividends                                140        139
                                       -------    -------
Total adjustments                          843        921

Interest income - FTE                   41,333     38,030
Interest expense                        14,713     14,285
                                       -------    -------
 Net interest income - FTE           $  26,620     23,745
                                       =======    =======

Net interest margin - FTE                4.81%      4.93%
                                       =======    =======
Average earning
 assets (millions)                   $ 2,230.7    1,939.9
                                       =======    =======

Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 12 HERE XXX


      The taxable equivalent net interest margin (NIM) is net interest income plus an adjustment for tax exempt income expressed as a percentage of average earning assets. The NIM is affected by the net interest spread, level of interest rates, amount of non-performing assets and the amounts of non-interest bearing funds supporting earning assets. To maximize and maintain consistency of earnings, the Company endeavors to monitor and control interest rate risk. Assuming the current mix and sensitivities of interest bearing assets and liabilities remain constant and historical relationships between rates on different products and investments reoccur, a 1% rise in short term interest rates would cause the Company's NIM to decline 3 basis points for the succeeding 12 months. A 3% rise would result in a 16 basis point decline. Conversely, a 1% decline in short term rates would result in a 3 basis point increase in the Company's NIM. For the quarter ended March 31, 1994, the NIM was 4.81%, down 12 basis points from the 4.93% reported for the same period a year earlier. Average earning assets increased 14.99% or $290.8 million for the first quarter of 1994 when compared to the first quarter of 1993. The tax equivalent yield on average earning assets for the first quarter of 1994 was 7.48%, down 43 basis points from the 7.91% yield for the first quarter of 1993.

PROVISION FOR CREDIT LOSSES
     In evaluating the adequacy of the allowance for credit losses, among the issues the Company examines are current economic conditions, results of quantitative analysis of the quality of commercial loans and commercial real estate loans, and the historical rate of charge-offs on all loan types. Various regulatory agencies, as a part of their examination process, periodically review each of the banks' allowances for losses on loans and real estate owned. Such agencies may require the banks to adjust the allowances based on their judgments of information available to them at the time of their examination.
      The provision for credit losses is the amount charged against current earnings which management believes is necessary to maintain such allowance at an adequate level at a point in time, after giving consideration to potential problem credits, the collateral adequacy of loans, net charge-offs, asset quality measures, size of the loan portfolio and general economic conditions and trends. The provision for credit losses for the first quarter of 1994 was $800,000, compared to $2,085,000 for the first quarter of 1993. The provision for the first three months of 1994 reflected a decrease of $1,285,000, from the provision for the three months ended March 31, 1993. This provision reflects improvement in the quality of the loan portfolio while still providing for continued growth. Loans increased 21.7% or $280.9 million from March 31, 1993 to March 31, 1994.

XXX BEGIN PAGE 13 HERE XXX

NON-INTEREST INCOME
       One  of  the  Company's  key long-term strategies  has  been  to  seek additional  sources  of  non-interest revenue.  The  growth  in  non-interest income  has  become  an  increasingly important component  of  the  Company's profitability, given the uncertainty of future loan demand and increased competition from nontraditional sources.
       Non-interest income includes fees for trust services, mortgage loan servicing fees, income from broker/dealer services, service charges on deposit accounts, and many other retail products. Non-interest income for the first three months of 1994 increased 7.39% or $510,000 compared to the first three months of 1993.
      The rising interest rate environment has slowed the earnings growth in non-interest income through subsidiaries' earnings. The mortgage company is a significant contributor to non-interest income, with an increase in revenue to $1,208,000 for the three months ended March 31, 1994, from $1,057,000 for the three months ended March 31, 1993. The mortgage servicing portfolio increased to $831.7 million at March 31, 1994, from $498.6 million at March 31, 1993. The broker/dealer operations also contributed to non-interest income, with revenue of $508,000 for the three months ended March 31, 1994 compared to $736,000 for the three months ended March 31, 1993. Service charges on deposit accounts was an area of increased earnings. Revenue from deposit accounts increased to $4,261,000 for the three months ended March 31, 1994, compared to $3,762,000 for the three months ended March 31, 1993. The increase in deposit accounts from the Eastover acquisition is a significant contributor to this increase in service charges on deposit accounts.

NON-INTEREST EXPENSE
     During recent years, the banking industry has put an increasing emphasis on expense control and improving its efficiency and, ultimately, its profitability. The Company has responded to the need for improved efficiency by emphasizing its commitment to expense control. The Company's efficiency ratio for the quarter ended March 31, 1994 was 69.38%. The efficiency ratio is non-interest expenses divided by tax-equivalent net interest income plus non-interest income. This compares to an efficiency ratio of 66.48% for the quarter ended March 31, 1993. The predominant reason for the decline in effiency is a decrease in net income from the non-bank subsidiaries which is largely a function of the current interest rate environment. Non-interest expense increased 15.9% or $3,239,000 for the first three months of 1994 compared to the first three months of 1993. Salaries and benefits, the single largest component of non-interest expense, increased 17.55% or $1,926,000, compared to the first three months of 1993. Of this increase, $1,463,000 is at Sunburst Bank, Mississippi and is largely attributable to the addition of the Eastover personnel and normal merit increases throughout the Company. The number of full time equivalent employees for the Company has increased to 1,707 at March 31, 1994, from 1,650 at March 31, 1993. Occupancy expense and furniture and equipment expense are up primarily due to the addition of 29 banking facilities acquired with the Eastover acquisition.

XXX BEGIN PAGE 14 HERE XXX

TAXES
      Income tax expense consists of provisions for Federal and state income taxes. Applicable income taxes were $2,752,000 for the three months ended March 31, 1994, compared to $2,136,000 for the three months ended March 31, 1993. The statutory Federal income tax rates for 1994 and 1993 were 35%. The Company's income tax expense as a percentage of pretax income is different from these statutory tax rates because of the effect of tax-exempt income, various nondeductible expenses and the impact of alternative minimum taxes, including carry forward credits. The Company's effective tax rate was 31.37% for the three months ended March 31, 1994, and 29.39% for the three months ended March 31, 1993.
      The FASB issued SFAS No. 109, "Accounting for Income Taxes," that superseded SFAS No. 96 and changed the criteria for recognition and measurement of deferred taxes. The emphasis in accounting for deferred income taxes changed from an income statement approach to a balance sheet approach, thereby ensuring the proper accrual of the appropriate asset or liability for deferred taxes. The Company adopted SFAS No. 109 on January 1, 1993, and subsequently recorded previously unrecognized tax benefits of $781,000. On August 10, 1993 the 1993 Tax Act was signed into law. This law involves a change in the Corporate income tax rate structure. Management has revised its SFAS No. 109 calculation to incorporate the changes required as a result of the 1993 Tax Act. The effect of these changes is not material to the Company's financial condition.

XXX BEGIN PAGE 15 HERE XXX

FINANCIAL CONDITION

LOANS
     The banks' loan portfolio represents the largest single component of the Company's earning asset base. Average loans outstanding increased 21.73% over the March 31, 1993, level. Of the $290.1 million increase in average loans, $158.4 million is attributable to the Eastover acquisition and $131.7 million is attributable to growth. The majority of this growth occurred in the real estate secured and commercial and industrial categories. In addition, modest growth was experienced in the consumer sector. As a general practice, floating rate mortgages are held within the loan portfolio and fixed rate loans are packaged for sale and are hedged to guard against interest rate swings.

CREDIT QUALITY AND CREDIT RISK MANAGEMENT
      Inherent in the business of providing financing alternatives to our customers are the risks involved in extending credit. Management believes that strong credit policies and guidelines, good underwriting, and constant supervision and servicing are needed to insure a sound and profitable loan portfolio. These are the primary factors that control risk and thereby insure safety and profitability for our depositors and stockholders. Risk reduction is achieved through diversity in the portfolio as to type, geographic location, industry and borrower. Policies are determined by carefully evaluating current economic, financial, regulatory and market factors based on the objectives and strategies of the Company. The Company has in place a structured policy that quickly identifies problem credits, monitors their performance, and provides reasonable estimates of the possible credit loss, if any, relating to the loans. The Asset Quality Group continuously monitors the entire loan portfolio, classifying problem credits, estimating loss exposure, and determining systematically the level of risks and necessary level of provision for credit losses.
      In order to manage the credit risk of the commercial, single family mortgage and installment loan portfolios, loans and blocks of loans are internally assigned a grade ranging from A to F, depending on the financial condition, the status of payments or collateral on the loans. Grades are assigned at the inception of the loans, reviewed regularly by the assigned loan officer and by the Asset Quality personnel. The preponderance of the Banks' loans are rated C, denoting standard and acceptable risk.
     The allowance for credit losses reflects management's judgment as to the level considered appropriate to absorb potential losses in the portfolio based on a review of factors that include individual loans, historical loss experience, economic conditions, trends, and other factors. The adequacy of the allowance is reviewed frequently. Since the first quarter 1993, the allowance for credit losses has increased $2.2 million or 7.29% to $33.1 million, including a $4.9 million reserve transferred with the purchase of the Eastover assets. Management believed that it was prudent to continue to increase the allowance, given the uncertainty surrounding national and state economics and its commitment to sound, conservative banking practices. The allowance currently approximates 2.08% of total loans outstanding compared to 2.10% a year earlier. Because the current economic recovery is predicted to produce only modest economic growth at both national and state levels during 1994, management will continue to take a prudent approach to evaluating the adequacy of the allowance for credit losses.

XXX BEGIN PAGE 16 HERE XXX

Credit Experience Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                          Three months
                                         ended March 31,
                                        1994       1993
                                       ------     ------
Allowance for credit losses:
Beginning balance                   $  32,749     24,412
 Reserves of acquired banks                 0      4,934
 Provision for loan losses                800      2,085
 Net charge-offs                          455        586
                                       ------     ------
Ending Balance                      $  33,094     30,845
                                       ======     ======

Allowance to loans
 (net of unearned)                     2.082%     2.095%

Net charge-offs to average
 loans (net of unearned)
 annualized                            0.116%     0.184%

      A measure of asset quality in the financial industry is the level of non-performing assets in the portfolio. Non-performing assets consist of loans or securities on which interest is no longer accruing (non-accrual), certain restructured loans where the interest rate or other terms have been renegotiated, and other real estate that includes in-substance foreclosures. The following table sets forth information concerning the non-performing assets of the Company.

XXX BEGIN PAGE 17 HERE XXX

Non-Performing Assets
(dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                         March 31,    March 31,
                                           1994         1993
                                         --------     --------
Non-accrual loans                      $    4,341        5,897
Past due loans *                            3,267        3,373
Restructured loans                            487        1,964
                                         --------     --------
 Total non-performing loans                 8,095       11,234
Foreclosed real estate                      4,407        9,400
Other assets                                  261          101
                                         --------     --------
 Total non-performing assets           $   12,763       20,735
                                         ========     ========

Allowance for credit losses            $   33,094       30,845
                                         ========     ========
Non-performing loans to total loans
 (net of unearned)                         0.509%       0.763%
Non-performing loans plus foreclosed
 real estate and other assets to
 total loans (net of unearned)             0.803%       1.414%
Non-performing loans plus foreclosed
 real estate and other assets
 excluding past due loans to
 total loans (net of unearned)             0.597%       1.185%
Non-performing loans to allowance          24.46%       36.42%

* Loans that are 90 days or more past due as to principal and/or interest and not yet on non-accrual status.


XXX BEGIN PAGE 18 HERE XXX

INTEREST RATE SENSITIVITY
     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of earning assets and liabilities. The Company's Asset Liability Management Committee ("Asset Liability Committee"), manages its interest rate sensitivity to control exposure of net interest income to risks associated with interest rate movements and maturities of interest-earning assets and interest-bearing liabilities and to achieve consistent growth in net interest income. The Company attempts to maximize earnings by managing the one-year "gap," the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. As of March 31, 1994, the Company had a one-year liability sensitive gap (i.e., an excess of liabilities over assets maturing or repricing within one year) of $222.8 million or 9.04%. Management believes that this range can be effectively managed against interest rate movements while allowing sufficient flexibility to take advantage of opportunities presented by varying interest rate environments. The following table summarizes the Company's gap position at March 31, 1994.

XXX BEGIN PAGE 19 HERE XXX

INTEREST RATE SENSITIVITY
(dollars in thousands)

XXX BEGIN TABLE HERE XXX

                           3 Months   3 to 12    1 to 5   5 to 10  10 Years
                            or Less    Months     Years    Years   and over    Total
                           --------   --------  --------  -------- --------  ---------
Interest Earning Assets:

Deposits with banks      $      670          0         0        0         0        670
Fed. funds sold              20,500          0         0        0         0     20,500
Sec. purchased under         20,000          0         0        0         0     20,000
 agreement to resell
Securities:
 Available for sale         133,023          0         0        0         0    133,023
 Mortgage-backed             20,130     26,725   109,900   11,653         0    168,408
 Investment                  21,802     53,501   154,205   24,795    27,751    282,054
Mortgages held
 for resale                  41,768          0         0        0         0     41,768
Loans                       563,119    457,548   430,004   85,500    61,570  1,597,741
                           --------   --------  --------  -------   -------  ---------
Total Earning Assets     $  821,012    537,774   694,109  121,948    89,321  2,264,164
                           ========   ========  ========  =======   =======  =========

Interest Bearing Liabilities :

Deposits:
 Demand                  $   62,566    563,095         0        0         0    625,661
 Savings                          0    176,051         0        0         0    176,051
 Time < $100,000            245,204    308,748   204,689    1,484         0    760,125
 Time > $100,000            117,080     81,230    45,438      260         0    244,008
Fed. funds purchased              0          0         0        0         0          0
Securities sold under
 repurchase agreements       27,585          0         0        0         0     27,585
Other borrowed funds              0          0     2,629   13,076         0     15,705
                           --------   --------  --------  -------   -------   ---------
Total Interest Bearing
 Liabilities             $  452,435  1,129,124   252,756   14,820         0   1,849,135
                           ========  =========  ========  =======   =======   =========

Net Repricing Gap           368,577  (591,350)   441,353  107,128    89,321     415,029
Net Repricing Gap/
 Total Assets                14.96%   (24.01%)    17.92%    4.35%     3.63%      16.85%
Cumulative Gap              368,577  (222,773)   218,580  325,708   415,029           0

Cumulative Gap/
 Total Assets                14.96%    (9.04%)     8.87%   13.22%    16.85%       0.00%


XXX BEGIN PAGE 20 HERE XXX

LIQUIDITY
      Liquidity is the ability to raise cash quickly when funds are needed. The needs for liquidity are best met by a strong customer base, the ability to readily purchase funds from reliable sources, and the ability to liquidate short term marketable securities. GSSC has historically funded its liquidity requirements with funds generated from operations, including new deposits and proceeds from the repayments of loans and investments. The Company also enhances liquidity by the retention of earnings and adequate capital. The Asset Liability Committee sets minimum liquidity requirements and monitors the Company's adherence to these goals on a monthly basis.
      Core deposits expressed as a percentage of total assets were 79.90% at March 31, 1994, and 80.73% at March 31, 1993. Volatile liabilities, defined as the sum of time deposits over $100,000, foreign deposits, federal funds purchased and securities sold under agreements to repurchase, interest-bearing demand notes issued to the US Treasury, and other liabilities for borrowed money, as a percentage of total assets were 11.00% at March 31, 1994, compared to 11.19% at March 31, 1993. Temporary investments as a percentage of total assets decreased to 7.15% at March 31, 1994, compared to 8.03% at March 31, 1993. The Company's volatile liability dependence ratio, (which compares volatile liabilities less temporary investments to net loans, plus lease-financing receivable and investment securities with remaining maturities or earliest repricing opportunities of less than one year, including equity securities), was 4.65% at March 31, 1994, compared to 3.85% at March 31, 1993.

SECURITIES
      The securities portfolio is the second largest component of the Company's earning asset base. When securities are purchased, primarily debt securities, they are classified as investment securities and are carried at cost adjusted for amortization of premiums and accretion of discounts, if the Company has the intention to hold such securities on a long-term basis or until maturity. If it is the Company's intention at the time of purchase to sell securities prior to maturity, such securities are classified as trading securities and are carried at fair value with unrealized gains or losses included in earnings. At March 31, 1994, the Company held no securities in its trading portfolio. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a deduction from stockholders' equity. Also, from time to time, the Company may identify securities that it intends to use as a part of its asset/liability strategy to respond to changes in interest rate and/or prepayment risk or to increase liquidity or regulatory capital. At identification date, these securities are also transferred to available-for-sale and subsequently carried at fair value. At March 31, 1994, the Company had $133 million in the available-for-sale category with an unrealized loss of $191,000, net of taxes which has been deducted from stockholders' equity.

XXX BEGIN PAGE 21 HERE XXX

      The Company acquired, in the purchase of selected net assets of Eastover, $121.9 million in investment securities, of which $16.8 million in mortgage-backed US Government agency securities were sold within three weeks after the March 1, 1993, acquisition date. Securities decreased 11.51% or $76 million from March 31, 1993, to March 31, 1994. Management takes a conservative  approach in the investment portfolio by changing  the  mix  and maturity as it reinvests maturing securities. This has been done by increasing the percentage of Treasury and agency securities and by decreasing holding of other securities while shortening average maturities. In addition, the average balance of the investment in corporate securities has increased from the first quarter of 1993. These investments consist principally of adjustable rate money market preferred instruments. The following table reflects the mix of the investment portfolio, including securities available for sale, for the quarters ended March 31, 1994, and 1993, in thousands.

XXX BEGIN TABLE HERE XXX
                                  1994               1993
                                 Average            Average
                                 Balance     %      Balance      %
                                 -------  ------    --------  ------
US Treasuries                  $ 107,262   18.83%    130,248   23.21%
Securities of other US
 government agencies and corp.   311,854   54.74%    248,417   44.26%
Obligations of states and
 political subdivisions           73,234   12.86%     83,433   14.87%
Other securities                  35,261    6.19%     57,523   10.25%
Corporate securities              42,091    7.38%     41,608    7.41%
                                 -------  -------    -------  -------
 Total securities              $ 569,702  100.00%    561,229  100.00%
                                 =======  =======    =======  =======


XXX BEGIN PAGE 22 HERE XXX

DEPOSITS
      Managing the mix and repricing alternatives of invested funds is an important factor affecting the NIM. Strategies for managing the cost and source of funds have to be flexible enough to meet needs in a changing interest rate environment. Management's strategy has been to increase core deposits as a percentage of total funds sources and to reduce the Company's dependence on more volatile short-term borrowings. Average interest-bearing deposit liabilities as a percentage of average funds sources were 80.50% for the three months ended March 31, 1994, compared to 82.12% for the three months ended March 31, 1993. Average non-interest bearing deposits increased $84.9 million or 27.4% for the same period.
     Average certificates of deposit increased by $75.7 million for the three months ended March 31, 1994, compared to the same period in 1993. The average rate paid on these certificates of deposit decreased to 3.64% for the three months ended March 31, 1994, from 4.00% for the three months ended March 31, 1993. The total cost of interest-bearing liabilities has averaged 3.22% and 3.51% for the three months ending March 31, 1994, and 1993, respectively. Interest-free funds supported 17.71% of average earning assets for the first three months of 1994 compared to 16.00% for the first three months of 1993.

CAPITAL ADEQUACY
      Strong capitalization is fundamental to the successful operation of a banking organization. The Company seeks to maintain a level of capital flexible enough for profitable growth opportunities, consistent with management's goal of building stockholder value, and to provide stability in uncertain economic conditions. Indicators of adequate capital are represented by average equity to assets, average equity to net loans, risk-based capital ratios and leverage ratios. The Company's equity to asset ratio at March 31, 1994, was 7.25%, up from the 7.08% reported at March 31, 1993, and the equity to loan ratio was 11.23% and 11.69% for March 31, 1994, and 1993, respectively. The Company's total risk-based capital ratio as of March 31, 1994, was 11.87% and the leverage ratio was 7.22%. These capital ratios were in excess of the required 8.00% total risk-based capital ratio and the 3.00% required leverage ratio.

XXX BEGIN PAGE 23 HERE XXX

Selected Capital Information
For the three months ended March 31,
(dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                                 1994        1993
                                              ---------   ---------
Capital:
Common stock                                $     9,493       9,493
Surplus                                         102,965     102,965
Undivided profits                                65,821      47,356
Allowance for credit losses                      33,094      30,845
Market valuation adjustment on
 securities available for sale                      268         241
                                              ---------   ---------
Total primary capital                           211,641     190,900
                                              =========   =========
Total assets                                $ 2,463,202   2,413,823
                                              =========   =========

Ratio of primary capital to adjusted assets *    8.464%      7.808%

*Adjusted assets are total assets gross of allowance for credit losses and market valuation of securities.

                                                 1994        1993
                                              ---------   ---------
Tier I:
 Common stockholders' equity               $    112,458     112,458
 Undivided profits and capital reserves          65,821      47,597
 Less:
  Goodwill                                      (1,853)     (2,169)
  Net unrealized loss on securities
   available for sale                             (268)       (241)
                                              ---------   ---------
Total Tier I capital                            176,158     157,645
                                              ---------   ---------
Tier II:
 Allowance for credit losses                     20,905      19,500
                                              ---------   ---------
Total Tier II capital                            20,905      19,500
                                              ---------   ---------
Total qualifying capital                        197,063     177,145
                                              =========   =========
Risk-weighted assets                          1,634,525   1,525,476
Risk-weighted off-balance sheet exposure         25,678      23,166
                                              ---------   ---------
Total risk-weighted assets and
 off-balance sheet exposure                 $ 1,660,203   1,548,642
                                              =========   =========
Ratios:
Tier I capital ratio                             10.61%      10.18%
Minimum Tier I capital ratio                      4.00%       4.00%
Total capital ratio                              11.87%      11.44%
Minimum total capital ratio                       8.00%       8.00%
Leverage ratio                                    7.22%       7.39%
Minimum leverage ratio                            3.00%       3.00%


XXX BEGIN PAGE 24 HERE XXX

RECENT DEVELOPMENTS
      In May of 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires that impaired loans that are within the scope of SFAS No. 114 be measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement amends FASB SFAS No. 5, "Accounting for Contingencies" and FASB SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company has not made a determination as to the effect of the adoption of this statement on the financial condition of the Company.

XXX BEGIN PAGE 25 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                 FOR THE THREE MONTHS ENDING MARCH 31, 1994
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest earning assets:
Loans (1) (2)                         $1,573,644    128,724     8.18%
Mortgage loans held for sale              58,892      3,776     6.41
U.S. Treasury securities                 107,262      4,955     4.62
Securities of other U.S. Government
 agencies & corporations                 311,854     15,977     5.12
Obligations of state and political
 subdivisions (3)                         73,234      7,825    10.68
Other securities                          35,261      2,411     6.84
Corporate securities                      42,091      2,383     5.66
Interest-bearing deposits with banks         462         18     3.90
Federal funds sold and securities
 purchased with resell agreements         27,954        862     3.08
                                        --------     ------    -----
 Total interest earning assets/
  interest income (3)                  2,230,654    166,931     7.48
Cash and due from banks                  138,769
Other assets                             100,452
Allowance for credit losses              (33,159)
Market value adjustment on
 securities available for sale               (78)
                                       ---------
      Total                           $2,436,638
                                       =========


XXX BEGIN PAGE 26 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                 FOR THE THREE MONTHS ENDING MARCH 31, 1994
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                       $  628,353     14,581     2.32%
Savings                                  170,012      4,111     2.42
IRA/KEOGH                                143,062      7,497     5.24
Certificates of deposit                  863,175     31,451     3.64
Federal funds purchased & securities
 sold under agreements to repurchase      28,425        847     2.98
Other borrowings                          13,660      1,033     7.56
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,846,687     59,520     3.22
Non-interest bearing demand              395,136
Other liabilities                         18,118
                                       ---------
 Total liabilities                     2,259,941
Stockholders' equity                     176,697
                                       ---------
    Total                             $2,436,638
                                       =========
Net interest income (3)                             107,411
                                                    -------
Net yield on interest earning assets (3)                        4.26
Tax equivalent adjustments:
  Loans                                                 202
  Obligations of state & political subdivisions       2,614
  Corporate securities                                  558
                                                    -------
Total tax equivalent adjustment                       3,374
                                                    -------
Net interest income                                $104,037
                                                    =======

(1) Non-accruing loans are included in average loans; however, no income is recognized on these loans.
(2) Includes loan fees in both interest income and the calculation of the yield on loans.
(3) Tax equivalent adjustments are calculated assuming a 35% tax rate for 1994 and 1993.


XXX BEGIN PAGE 27 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                 FOR THE THREE MONTHS ENDING MARCH 31, 1993
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest earning assets:
Loans (1) (2)                         $1,290,382    110,100     8.53%
Mortgage loans held for sale              52,046      3,998     7.68
U.S. Treasury securities                 130,248      6,940     5.33
Securities of other U.S. Government
 agencies & corporations                 248,417     16,038     6.46
Obligations of state and political
 subdivisions (3)                         83,433      8,924    10.70
Other securities                          57,523      4,044     7.03
Corporate securities                      41,608      2,259     5.43
Interest-bearing deposits with banks       9,140        413     4.52
Federal funds sold and securities
 purchased with resell agreements         27,055        779     2.88
                                       ---------     ------    -----
 Total interest earning assets/
  interest income (3)                  1,939,852    153,495     7.91
Cash and due from banks                  126,427
Other assets                              89,464
Allowance for credit losses              (26,829)
Market value adjustment on
 securities available for sale              (457)
                                       ---------
      Total                           $2,128,457
                                       =========


XXX BEGIN PAGE 28 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                 FOR THE THREE MONTHS ENDING MARCH 31, 1993
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX


                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                       $  561,725     13,820     2.46%
Savings                                  130,280      3,596     2.76
IRA/KEOGH                                129,087      7,487     5.80
Certificates of deposit                  787,473     31,531     4.00
Federal funds purchased & securities
 sold under agreements to repurchase      32,697        920     2.81
Other borrowings                           7,249        457     6.30
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,648,511     57,811     3.51
Non-interest bearing demand              310,284
Other liabilities                         18,869
                                       ---------
 Total liabilities                     1,977,664
Stockholders' equity                     150,793
                                       ---------
    Total                             $2,128,457
                                       =========
Net interest income (3)                              95,684
                                                    -------
Net yield on interest earning assets (3)                        4.40
Tax equivalent adjustments:
  Loans                                                 169
  Obligations of state & political subdivisions       2,958
  Corporate securities                                  556
                                                    -------
Total tax equivalent adjustment                       3,683
                                                    -------
Net interest income                                 $92,001
                                                    =======

(1) Non-accruing loans are included in average loans; however, no income is recognized on these loans.
(2) Includes loan fees in both interest income and the calculation of the yield on loans.
(3) Tax equivalent adjustments are calculated assuming a 35% tax rate for 1994 and 1993.


XXX BEGIN PAGE 29 HERE XXX

                                   PART II

                              OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

(a)  The Annual Meeting of Stockholders of GSSC was held April 18, 1994.

(b) The following three directors were elected at the meeting to hold office for a term of three years:

                                                        Withhold
                            Approve      Disapprove     Authority
                           ---------    -----------    ----------
J. Russell Flowers         6,967,907            665         9,282
John T. Keeton             6,963,989            665        13,200
Robert E. Kennington, II   6,967,992            665         9,197

No broker non-votes were submitted at the Company's Annual Meeting of Stockholders.

The term of office of the following five directors continued after the meeting:

James T. Boone
E. Hayes Branscome
Milton J. Womack
J. M. Robertson, Jr.
J. H. Tabb

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         See Exhibit Index on page 30 hereof

 (b)     Reports on Form 8-K

          There  were  no   reports filed  on Form 8-K  during  the  calendar
quarter ended March 31, 1994.

XXX BEGIN PAGE 30 HERE XXX

                                EXHIBIT INDEX


Item 6.  Exhibits and Reports on Form 8-K

     (a) 3.  Exhibits:
         3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference)

         3.2  Bylaws, as amended (filed as Exhibit 3.2 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

        10.1 Equity Share Bonus Plan and Participation Agreement, as amended (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

        10.2 Deferred Compensation Agreement (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

        10.3 Management Incentive Compensation Plans (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

        10.4 Form of Executive Employment Contracts (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

        10.5 Purchase and Assumption Agreement among Eastover Bank for Savings and Grenada Sunburst System Corporation and Sunburst Bank, Mississippi dated July 22, 1992, (filed as Appendix H of the Company's Registration Statement on Form S-4 (Reg. No. 33-53170) and incorporated herein by reference)

XXX BEGIN PAGE 31 HERE XXX


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GRENADA SUNBURST SYSTEM CORPORATION
                                 (Registrant)


Date  May 13, 1994
     ----------------


                              /s/ D. L. Holland
                              --------------------------------------------
                              D. L. Holland, Treasurer and Chief Financial
                               Officer (Principal Financial and Accounting
                               Officer and Officer Duly Authorized to sign
                               on Behalf of Registrant)