Form 10-Q
period 1994-06-30
GRENADA SUNBURST SYSTEM CORP
filed 1994-08-15
CIK 789575

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE ACT of 1934

               For the quarterly period ended June 30, 1994

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

      Grenada Sunburst System Corporation has only one class of common stock authorized. At July 30, 1994, there were 15,000,000 shares of $1 par value common stock authorized, and 9,492,975 shares issued and outstanding.

XXX BEGIN PAGE 2 HERE XXX

                       GRENADA SUNBURST SYSTEM CORPORATION

                                    INDEX
                                    ------


PART I.      Financial Information
             ----------------------

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets, June 30, 1994,
             December 31, 1993 and June 30, 1993........................3


             Consolidated Statements of Income, quarters and
             six months ended June 30, 1994 and 1993....................4


             Consolidated Statements of Changes in Stockholders'
             Equity, six months ended June 30, 1994 and 1993............5


             Consolidated Statements of Cash Flows, six months
             ended June 30, 1994 and 1993...............................6


             Notes to Consolidated Financial Statements.................7


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................8


PART II.     Other Information
             ------------------

    Item 1.  Litigation.................................................28

    Item 6.  Exhibits and Reports on Form 8-K...........................28


             Exhibit Index..............................................29

XXX BEGIN PAGE 3 HERE XXX

                                       PART I
                               FINANCIAL INFORMATION
               GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                    (Unaudited)

XXX BEGIN TABLE HERE XXX
                                              June 30,   Dec.31,    June 30,
                                                1994       1993       1993
                                             ---------  ---------  ---------
ASSETS
Cash and demand balances with banks         $  119,705    133,889    143,768
Interest bearing deposits with banks             1,143         28         28
Trading account securities                           0          0      4,138
Securities available for sale                  127,417    120,101     29,700
Investment securities (Market value of
 approximately $283,356, $301,240
 and $373,318)                                 277,716    287,945    359,276
Mortgage-backed securities (Market
 value of approximately $179,332,
 $170,815 and $275,488)                        183,505    167,532    270,696
Mortgages held for resale                       30,963     73,956     66,476
Federal funds sold and securities
 purchased under agreements to resell                0     25,000        126
Loans                                        1,666,436  1,569,547  1,500,439
  Less:
    Unearned income                              8,680      9,007      9,111
    Allowance for credit losses                 33,132     32,749     31,849
                                            ----------  --------- ----------
      Net loans                              1,624,624  1,527,791  1,459,478
Premises and equipment, net                     49,544     48,738     48,442
Other real estate                                4,212      5,185      8,352
Accrued interest receivable                     19,402     18,262     19,125
Other assets                                    27,978     27,771     24,990
                                             --------- ----------  ---------
Total Assets                                $2,466,209  2,436,198  2,434,596
                                             ========= ========== ==========

LIABILITIES
Deposits
  Demand:
    Non-interest bearing                    $  397,065    419,641    378,797
    Interest bearing                           625,448    607,472    604,497
  Savings                                      173,817    165,814    148,048
  Time, $100,000 and over                      247,129    247,538    251,324
  Other time                                   767,246    759,342    798,341
                                             ---------  ---------  ---------
      Total deposits                         2,210,705  2,199,807  2,181,007

Federal funds purchased and securities
 sold under agreements to repurchase            27,585     30,542     55,400
Other borrowed funds                            25,071     12,941     13,347
Accrued interest payable                         9,943      8,939      9,319
Other liabilities                                9,859      9,897     11,154
                                             ---------  ---------  ---------
     Total Liabilities                       2,283,163  2,262,126  2,270,227

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 15,000,000
 authorized, 9,492,975 shares issued at
 June 30, 1994, December 31, 1993 and
 June 30, 1993                                   9,493      9,493      9,493
Paid in capital                                 31,842     31,842     31,842
Net unrealized loss-securities
 available for sale                               (469)       (75)      (166)
Retained earnings                              142,180    132,812    123,200
                                              --------   --------   --------
    Total Stockholders' Equity                 183,046    174,072    164,369
                                              --------   --------   --------
Commitments and contingent liabilities
    Total Liabilities and
     Stockholders' Equity                   $2,466,209  2,436,198  2,434,596
                                             =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 4 HERE XXX

          GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                              (Unaudited)

XXX BEGIN TABLE HERE XXX
                                       Quarter Ended        Six Months Ended
                                      ---------------------------------------
                                       June 30, June 30,   June 30,  June 30,
                                         1994    1993        1994      1993
                                       -------- -------   --------  ---------
INTEREST INCOME
Loans including fees                   $ 34,283  31,377     66,050    58,555
Deposits with banks                           6       4         11       108
Mortgages held for resale                   815     877      1,760     1,877
Federal funds sold and securities
 purchased under agreements to resell        48      81        263       275
Securities:
 Taxable                                  6,558   7,486     12,406    14,320
 Exempt from federal taxes                1,265   1,419      2,538     2,808
 Dividends                                  431     412        863       822
                                        ------- -------    -------   -------
      Total Interest Income              43,406  41,656     83,891    78,765

INTEREST EXPENSE
Deposits:
 Demand                                   3,643   3,477      7,239     6,885
 Time, $100,000 and over                  2,134   1,923      4,089     3,738
 Other time and savings                   8,911   9,831     17,599    18,549
Federal funds purchased and securities
 sold under agreements to repurchase        311     237        522       467
Other borrowed funds                        426     268        684       382
                                        ------- -------    -------   -------
      Total Interest Expense             15,425  15,736     30,133    30,021
                                        ------- -------    -------   -------
Net interest income                      27,981  25,920     53,758    48,744
Provision for credit losses                 975   1,855      1,775     3,940
                                        ------- -------    -------   -------
Net interest income after
 provision for credit losses             27,006  24,065     51,983    44,804

NON-INTEREST INCOME
Service charges on deposit accounts       4,333   4,462      8,594     8,225
Other service charges,
 commissions, and fees                    2,689   2,504      5,245     5,028
Investment securities, net                  (15)    (81)      (101)     (302)
Fees from fiduciary activities              513     538        996     1,014
Other                                       157     273        350     1,172
                                        ------- -------    -------   -------
Total Non-Interest Income                 7,677   7,696     15,084    15,137

NON-INTEREST EXPENSE
Salaries                                 10,917  10,255     21,552    19,427
Employee benefits                         2,099   1,990      4,362     3,791
Net occupancy expense                     1,825   1,786      3,615     3,315
Furniture and equipment expense           2,015   1,923      3,890     3,588
FDIC deposit insurance expense            1,213   1,278      2,425     2,354
Other                                     6,416   5,764     12,251    11,436
                                        ------- -------    -------   -------
Total Non-Interest Expense               24,485  22,996     48,095    43,911
                                        ------- -------    -------   -------
Income before income taxes and
 cumulative effect of a change
 in accounting principle                 10,198   8,765     18,972    16,030
Income taxes                              3,069   2,678      5,821     4,813
                                        ------- -------    -------   -------
Income before cumulative effect of
 a change in accounting principle         7,129   6,087     13,151    11,217
Cumulative effect on prior years of
 a change to a different method of
 accounting for income taxes                  0       0          0       781
                                        ------- -------    -------   -------
Net Income                             $  7,129   6,087     13,151    11,998
                                        ======= =======    =======   =======

EARNINGS PER SHARE:
 Income before cumulative effect
  of a change in accounting principle     $0.75    0.64       1.38       1.20
 Cumulative effect of a change
  in accounting principle                 $0.00    0.00       0.00        .08
 Net Income                               $0.75    0.64       1.38       1.28
DIVIDENDS PER SHARE                       $0.20    0.17       0.40        .32

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 5 HERE XXX

              GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (In thousands)

XXX BEGIN TABLE HERE XXX
                                                 Net
                              Common  Paid in  Unrealized Retained
                               Stock  Capital    Loss     Earnings   Total
                              ------- -------- ---------  --------- -------
Balances January 1, 1993       $9,047   22,953     (459)   114,197  145,738
 Net income                                                 11,998   11,998
 Net unrealized gain on
  securities available
  for sale, net of tax                              293                 293
 Cash dividend declared                                     (3,038)  (3,038)
 Stock issued in exchange
  for net assets of Eastover
  Bank for Savings                439    8,734                        9,173
 Stock issued under
  compensation plan                 7      155                          162
 Unearned compensation                                          43       43
                               ------   ------   ------    -------  -------
Balances June 30, 1993         $9,493   31,842    (166)    123,200  164,369
                               ======   ======   ======    =======  =======

Balances January 1, 1994       $9,493   31,842     (75)    132,812  174,072
 Net income                                                 13,151   13,151
 Net unrealized loss on
  securities available
  for sale, net of tax                             (394)               (394)
 Cash dividend declared                                     (3,797)  (3,797)
 Unearned compensation                                          14       14
                               ------   ------   ------    -------  -------
Balances June 30, 1994         $9,493   31,842     (469)   142,180  183,046
                               ======   ======   ======    =======  =======

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 6 HERE XXX

         GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30,
                            (In thousands)
                              (Unaudited)

XXX BEGIN TABLE HERE XXX
                                                            1994      1993
                                                          --------   -------
Net cash flows from operating activities:
Net income                                               $ 13,151     11,998
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Amortization of goodwill and intangible assets              426        457
  Depreciation and amortization of premises and equipment   2,558      2,452
  Net accretion of investment securities                     (295)      (660)
  Accretion of loan fees and discounts                       (327)    (1,875)
  Provision for possible credit losses                      1,775      3,940
  Net (increase) decrease in mortgages held for resale     42,993     (3,404)
  Other real estate provision                                 260        472
  Gains on sales of other real estate                         (79)      (144)
  (Gains) losses from sales of premises and equipment        (122)        13
  (Increase) decrease in interest receivable               (1,140)       295
  Increase (decrease) in interest payable                   1,004       (259)
  Losses on sales of securities, net                          101        302
  Net increase in trading account securities                    0     (4,138)
  Other, net                                                 (657)    (3,364)
                                                          -------     ------
     Net cash provided by operating activities             59,648      6,085

Cash flows from investing activities:
Net (increase) decrease in interest-bearing
 deposits with banks                                       (1,115)    20,002
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell           25,000       (126)
Purchases of securities available for sale                (33,813)         0
Principal prepayments on securities available for sale     38,370          0
Purchases of securities held to maturity                  (53,168)   (72,207)
Maturities of securities held to maturity                  42,564     31,454
Principal prepayments on securities held to maturity        9,079      5,305
Purchases of mortgage-backed securities held to maturity  (64,409)   (70,621)
Sales of mortgage-backed securities                             0     16,749
Principal prepayments of mortgage-backed securities        48,117     53,481
Net increase in loans                                     (98,970)   (43,935)
Net increase in premises and equipment                     (3,420)    (1,530)
Proceeds from sale of premises and equipment                  194          3
Proceeds from sales of other real estate                    1,465      2,033
Net cash received from Eastover acquisition                     0     35,922
                                                         --------   --------
      Net cash used by investing activities               (90,106)   (23,470)
Cash flows from financing activities:
Net increase in demand and savings accounts                 3,403     40,441
Net increase (decrease) in other deposits                   7,495    (32,213)
Net increase (decrease) in federal funds purchased
 and securities sold under agreements to repurchase        (2,957)    29,736
Net increase (decrease) in other borrowed money            12,130       (570)
Cash dividends paid                                        (3,797)    (3,038)
                                                         --------   --------
   Net cash provided by financing activities               16,274     34,356
                                                         --------   --------
Net increase (decrease) in cash and due from banks        (14,184)    16,971
Cash and due from banks at the beginning of the period    133,889    126,797
                                                         --------   --------
Cash and due from banks at the end of the period         $119,705    143,768
                                                         ========   ========

Unrealized gain (loss) on securities
  available for sale                                     $   (393)       293
Securities transferred to the available
  for sale category from the held to
  maturity category                                        12,266          0

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 7 HERE XXX

                     GRENADA SUNBURST SYSTEM CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Six Months Ended June 30, 1994 and 1993

                                 (Unaudited)


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

2. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on weighted average shares of common stock outstanding of 9,492,975 for the quarter and six months ended June 30, 1994 and for the quarter ended June 30, 1993. Per share data is based on weighted average common shares outstanding of 9,348,072 for the six months ended June 30, 1993. The Company had outstanding 14,478 options on common stock at June 30, 1994 and 1993. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price of $22.375. These options are exercisable beginning in 1995. The weighted average number of shares outstanding at June 30, 1994 and 1993 adjusted for the assumed exercise of all outstanding stock options using the treasury stock method would be 9,493,979 and 9,348,667, respectively for the calculation of primary earnings per share and 9,495,112 and 9,348,765, respectively for the calculation of fully diluted earnings per share. The assumed exercise of these options would have a less than one-half of $.01 dilution of earnings per share.

4. On July 1, 1994 a definitive agreement was entered into between Union Planters Corporation (UPC) and Grenada Sunburst System Corporation in which UPC will acquire all of the outstanding stock of GSSC in a transaction valued at approximately $361 million based on UPC's June 30, 1994 closing stock price of $26.75. Under the terms of the definitive agreement, UPC will exchange 1.4206 shares of UPC common stock for each common share of GSSC, if the price of UPC common stock is within certain trading ranges. The exchange ratio adjusts outside the trading ranges. The acquisition, which is to be accounted for as a pooling of interests, is expected to be completed by year-end 1994, pending approval by both companies' shareholders and regulatory authorities and the completion of other closing conditions.
       Effective March 1, 1993, GSSC, through its wholly owned Mississippi banking subsidiary, Sunburst Bank, acquired selected net assets of Eastover Bank for Savings ("Eastover") in a transaction accounted for as a purchase. Had the acquisition occurred on January 1, 1993, for the three months ended March 31, 1993, net interest income for the Company would have increased by approximately $3,140,000, net income would have increased by approximately $897,000, and earnings per share would have increased by approximately $.08 per share.

5. Effective January 1, 1994, GSSC adopted Financial Accounting Standards Board ("FASB") SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires investments to be classified in three categories and to be accounted for as follows: (i) debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as an addition to or a deduction from stockholders' equity.

XXX BEGIN PAGE 8 HERE XXX

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GSSC reported net income of $7,129,006 for the quarter ended June 30, 1994, an increase of $1,042,485 from the $6,086,521 reported for the quarter ended June 30, 1993. Income for the first six months of 1994 was $13,151,082 or $1.38 per share compared to $11,997,693 or $1.28 per share for the first six months of 1993. The effect of the adoption of SFAS No. 109, "Accounting for Income Taxes" in 1993 accounted for $.08 of the first six months 1993 earnings per share. During the first quarter of 1993, the Company acquired approximately $400 million in selected assets and liabilities from Eastover in a transaction accounted for as a purchase. Accordingly, the results of operations of this acquisition are included in the consolidated financial statements only from the acquisition date (March 1, 1993), which affects the comparability of the consolidated financial statements. Net interest income before provision for credit losses was up $5,013,960 or 10.29% for the six months ended June 30, 1994, when compared to the same period in 1993. Net interest income for the second quarter of 1994 was $27,981,277 compared to $25,919,989 for the same period in 1993. The provision for credit losses decreased $2,165,000 for the six months ended June 30, 1994, compared to the six months ended June 30, 1993 and $880,000 for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. Non-interest income increased $491,162 for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 while non-interest expense increased $4,728,087 for the same period. For the second quarter of 1994, non-interest income decreased $18,799 from the same period in 1993 and non-interest expense increased $1,488,924 from the $22,995,978 reported for the second quarter of 1993 to $24,484,902 for the second quarter of 1994.
      The return on average assets (ROA) for the first six months of 1994 was 1.08% compared to 1.03% for the same period in 1993. The return on average equity (ROE) was 14.82% for the first six months of 1994 compared to 14.94% for the first six months of 1993.
      The  following  provides management's discussion  of  the  consolidated financial condition and results of operations of GSSC, focusing on those factors that have had the most significant impact for the first six months of 1994. This commentary should be read in conjunction with the accompanying financial statements.

XXX BEGIN PAGE 9 HERE XXX

RESULTS OF OPERATIONS
Contribution to Earnings Per Share
(Fully Taxable Equivalent)

XXX BEGIN TABLE HERE XXX
                                                  Quarter       Six Months
                                               ended June 30,  ended June 30,
                                                1994   1993    1994    1993
                                               ------ ------  ------- ------
Net interest income - FTE                   $   3.03   2.82    5.84    5.40
Provision for credit losses                     0.10   0.20    0.19    0.42
                                               ------ ------  ------  ------
Net interest income after provision
 for credit losses - FTE                        2.93   2.62    5.65    4.98

Service charges on deposit accounts             0.46   0.48    0.91    0.88
Other service charges, commissions and fees     0.28   0.26    0.55    0.54
Investment securities gains (losses), net       0.00  (0.01)  (0.01)  (0.03)
Fees from fiduciary services                    0.05   0.06    0.11    0.11
Other                                           0.02   0.03    0.04    0.12
                                               ------ ------  ------  ------
Total non-interest income                       0.81   0.82    1.60    1.62
Adjusted gross income after provision
 for credit losses - FTE                        3.74   3.44    7.25    6.60

Salaries                                        1.15   1.08    2.27    2.08
Employee benefits                               0.22   0.21    0.46    0.41
Occupancy expense, net of rental income         0.19   0.19    0.38    0.35
Furniture and equipment expense                 0.21   0.20    0.41    0.38
Other                                           0.81   0.75    1.55    1.48
                                               ------ ------  ------  ------
Total non-interest expense                      2.58   2.43    5.07    4.70

Income before income taxes (FTE) and
 cumulative effect of a change in accounting
 principle                                      1.16   1.01    2.18    1.90
Applicable income taxes - FTE                   0.41   0.37    0.80    0.70
                                               ------ ------  ------  ------
Income before cumulative effect of a change
 in accounting principle                        0.75   0.64    1.38    1.20
Cumulative effect of a change in method
 of accounting for income taxes                 0.00   0.00    0.00    0.08
                                               ------ ------  ------  ------
Net income                                  $   0.75   0.64    1.38    1.28
                                              ======= ======  ======  ======

Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 10 HERE XXX

NET INTEREST INCOME
      Net interest income (NII) is the largest component of the Company's income and represents the amount by which interest and fee income on earning assets exceeds the cost of deposits and other borrowed funds. The Company's long-term objective is to manage those earning assets and interest-bearing liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.
      Net interest income was up $5.0 million or 10.29% for the first six months of 1994 compared to the same period in 1993 due principally to a 8.53% increase in average earning assets. For the second quarter of 1994, net interest income was up $2.1 million or 7.95% from the second quarter of 1993. The net interest spread increased 1 basis point to 4.39% for the six months ended June 30, 1994, from 4.38% for the six months ended June 30, 1993. The prime lending rate for bank loans declined periodically to 6.00% early in 1993 from 6.50% early in 1992. The prime lending rate increased on April 15, 1994 to 6.75% and again on May 17, 1994 to 7.25%. However, the repricing of loans during 1993 and the first quarter of 1994 at the lower rates in effect during this period was the primary factor causing the decrease in yield on the loan portfolio to 7.86% for the six months ended June 30, 1994, from 8.56% for the six months ended June 30, 1993. Approximately 38% of the Company's loans earn interest that fluctuates with the prime lending rate in effect at their repricing interval. At June 30, 1994, $631.7 million in loans or 37% of the bank subsidiaries' loan portfolios are subject to reprice during the next quarter. This decline in yield on the largest component of earning assets for the banks was more than offset by a decline in the cost of funds.
     Average deposits increased by $162.7 million or 7.95% from the first six months of 1993 to the first six months of 1994. The cost of interest-bearing deposits increased 3 basis points from the first six months of 1993 to the first six months of 1994. Average other borrowings were up by $8.0 million to $58 million for the six months ended June 30, 1994, from $50 million for the same period in 1993, and the rate paid for this source of funds increased to 5.52% in 1994 from 4.80% in 1993. Federal Home Loan Bank
(FHLB) term advances increased an average of $8.5 million for the six months ended June 30, 1994 compared to the six months ended June 30, 1993. The advances are at fixed rates of interest with maturities from October 1996 to November 2003. These term advances are used to support fixed rate loans made by the Company's subsidiary banks. The average cost of the FHLB borrowings was 7.33% for the six months ended June 30, 1994 compared to 7.17% for the same period ended June 30, 1993. The remainder of the increase in the rate paid for other borrowings was due to the increase in the cost of short-term borrowings (i.e. federal funds purchased and securities sold under agreements to repurchase) even though the average balance of these borrowings fell approximately $1.5 million. The increase in the rates for these type funds was caused by the increase in the Federal Reserve's discount rate charged to member banks.
      The emphasis in management of the investment portfolio for 1994 continues to be to improve the liquidity and quality of the portfolio, provide a relatively stable source of income and balance interest rate and credit risk. As loan demand has improved, funds have been redeployed, and securities as a percentage of earning assets at June 30, 1994, were 22.61% compared to 24.21% a year earlier.

XXX BEGIN PAGE 11 HERE XXX

Net Interest Income Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                         Quarter          Six Months
                                      ended June 30,    ended June 30,
                                      1994     1993     1994     1993
                                    -------  -------   -------  ------
Interest income                   $  43,406   41,656    83,891  78,765
Taxable equivalent adjustments:
 State, county and municipal:
  Notes                                  43       39        93      81
  Bonds                                 649      732     1,303   1,472
  Dividends                             134      132       273     271
                                    -------  -------   ------- -------
Total adjustments                       826      903     1,669   1,824

Interest income - FTE                44,232   42,559    85,560  80,589
Interest expense                     15,424   15,736    30,133  30,021
                                    -------  -------   ------- -------
 Net interest income - FTE        $  28,808   26,823    55,427  50,568
                                    =======  =======   ======= =======

Net interest margin - FTE             5.09%    4.87%     4.95%   4.89%
                                    =======  =======   ======= =======
Average earning
 assets (millions)                $ 2,268.6  2,204.2   2,249.7 2,072.8
                                    =======  =======   ======= =======

Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 12 HERE XXX

      The taxable equivalent net interest margin (NIM) is net interest income plus an adjustment for tax exempt income expressed as a percentage of average earning assets. The NIM is affected by the net interest spread, level of interest rates, amount of non-performing assets and the amounts of non-interest bearing funds supporting earning assets. For the six months ended June 30, 1994, the NIM was 4.95%, up 6 basis points from the 4.89% reported for the same period a year earlier. Average earning assets increased 8.53% or $176.9 million for the first six months of 1994 when compared to the first six months of 1993. The tax equivalent yield on average earning assets for the first six months of 1994 was 7.65%, down 16 basis points from the 7.81% yield for the first six months of 1993. Average interest-bearing liabilities increased $103.2 million or 5.86% for the first six months of 1994 when compared to the first six months of 1993. The cost of funds for the six months ended June 30, 1994 was 3.26% down 17 basis points from the 3.43% for the six months ended June 30, 1993.

PROVISION FOR CREDIT LOSSES
     In evaluating the adequacy of the allowance for credit losses, among the issues the Company examines are current economic conditions, results of quantitative analysis of the quality of commercial loans and commercial real estate loans, and the historical rate of charge-offs on all loan types. Various regulatory agencies, as a part of their examination process, periodically review each of the Company's subsidiary banks' allowances for losses on loans and real estate owned. Such agencies may require the banks to adjust the allowances based on their judgments of information available to them at the time of their examination.
      The provision for credit losses is the amount charged against current earnings which management believes is necessary to maintain such allowance at an adequate level at a point in time, after giving consideration to potential problem credits, the collateral adequacy of loans, net charge-offs, asset quality measures, size of the loan portfolio and general economic conditions and trends. The provision for credit losses for the first six months of 1994 was $1,775,000, compared to $3,940,000 for the first six months of 1993. The provision for the first half of 1994 reflected a decrease of $2,165,000 from the provision for the first half of 1993. This provision reflects improvement in the quality of the loan portfolio while still providing for continued growth. Loans increased an average of 15.6% or $215.1 million from the first six months of 1993 to the first six months of 1994. The percentage of net charge-offs to average loans net of unearned income annualized for the first six months of 1994 was .17% compared to .21% for the first six months of 1993. This trend of lower provisions for losses on loans is expected to continue for the remainder of 1994.

XXX BEGIN PAGE 13 HERE XXX

NON-INTEREST INCOME
       One  of  the  Company's  key long-term strategies  has  been  to  seek additional  sources  of  non-interest revenue.  The  growth  in  non-interest income  has  become  an  increasingly important component  of  the  Company's profitability, given the uncertainty of future loan demand and increased competition from non-traditional sources.
       Non-interest income includes fees for trust services, mortgage loan servicing fees, income from broker/dealer services, service charges on deposit accounts, and many other retail products. Non-interest income for the first six months of 1994 increased 3.37% or $491,000 compared to the first six months of 1993. Non-interest income for the quarter ended June 30, 1994 decreased $19,000 from the $7,696,000 reported for the quarter ended June 30, 1993.
      The rising interest rate environment has slowed the earnings growth in non-interest income through subsidiaries' earnings. The mortgage company is a significant contributor to non-interest income, with gross revenue of $1,879,000 for the six months ended June 30, 1994. This compares to gross revenue of $2,053,000 for the six months ended June 30, 1993. The mortgage servicing portfolio increased to $878.6 million at June 30, 1994, from $532.0 million at June 30, 1993. A portion of the increase in the servicing portfolio was due to the bulk purchase of servicing in August of 1993. This contributed $118.3 million to the increase. The remainder of the increase was due to loan closings and purchases of individual loans by the mortgage company. The broker/dealer operations also contributed to non-interest income, with gross revenue of $1,001,000 for the six months ended June 30, 1994 compared to $1,472,000 for the six months ended June 30, 1993. Service charges on deposit accounts was one area of increased earnings. Revenue from deposit accounts increased to $8,594,000 for the six months ended June 30, 1994, compared to $8,225,000 for the six months ended June 30, 1993.

NON-INTEREST EXPENSE
     During recent years, the banking industry has put an increasing emphasis on expense control to improve its efficiency and, ultimately, its profitability. The Company has responded to the need for improved efficiency by emphasizing its commitment to expense control. The Company's efficiency ratio for the six months ended June 30, 1994 was 68.21%. The efficiency ratio is non-interest expenses divided by tax-equivalent net interest income plus non-interest income. This compares to an efficiency ratio of 66.55% for the six months ended June 30, 1993. The predominant reason for the decline in efficiency is a decrease in net income from the non-bank subsidiaries which is largely a function of the current interest rate environment. Non-interest expense increased 10.9% or $4,728,000 for the first six months of 1994 compared to the first six months of 1993 and $1,489,000 for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. Salaries and benefits, the single largest component of non-interest expense, increased 11.61% or $2,696,000, compared to the first six months of 1993. Of this increase, $1,984,000 is at Sunburst Bank, Mississippi and is largely attributable to the addition of the Eastover personnel and normal merit increases throughout the Company. The number of full time equivalent employees for the Company has increased to 1,746 at June 30, 1994, from 1,628 at June 30, 1993. Occupancy expense and furniture and equipment expense are up primarily due to the addition of 29 banking facilities acquired with the Eastover acquisition. The following table provides the detail of non-interest expense for the six months ended June 30, 1994 and 1993.

XXX BEGIN PAGE 14 HERE XXX

Other Non-interest Expense
For the Six Months Ended June 30,

XXX BEGIN TABLE HERE XXX
                                           1994           1993
                                        ---------      ---------
Stationary and office supplies         $ 1,005,054       905,035
Professional fees                        1,054,826     1,028,239
Dues and subscriptions                     435,601       406,199
Freight and express                        434,490       359,277
Postage and box rent                       873,283       917,051
Telephone and telegraph                    946,868       765,312
Employee education                         400,536       353,365
Core deposit premium amortization          488,959       452,659
Amortization of purchased mortgage
  servicing rights                         383,365        36,006
Other taxes                              1,048,826       918,165
Advertising                              1,515,748     1,496,742
Other                                    3,662,843     3,253,970
                                         ---------     ---------
  Total                                $12,250,399    10,892,020
                                        ==========    ==========

TAXES
      Income tax expense consists of provisions for Federal and state income taxes. Applicable income taxes were $5,821,000 for the six months ended June 30, 1994, compared to $4,814,000 for the six months ended June 30, 1993. The statutory Federal income tax rates for 1994 and 1993 were 35%. The Company's income tax expense as a percentage of pretax income is different from these statutory tax rates because of the effect of tax-exempt income, various non-deductible expenses and the impact of alternative minimum taxes, including carry forward credits. The Company's effective tax rate was 30.68% for the six months ended June 30, 1994, and 30.03% for the six months ended June 30, 1993.
      The FASB issued SFAS No. 109, "Accounting for Income Taxes," that superseded SFAS No. 96 and changed the criteria for recognition and measurement of deferred taxes. The emphasis in accounting for deferred income taxes changed from an income statement approach to a balance sheet approach, thereby ensuring the proper accrual of the appropriate asset or liability for deferred taxes. The Company adopted SFAS No. 109 on January 1, 1993, and subsequently recorded previously unrecognized tax benefits of $781,000 or $.08 per share. On August 10, 1993 the 1993 Tax Act was signed into law.
This law involves a change in the Corporate income tax rate structure. Management has revised its SFAS No. 109 calculation to incorporate the changes required as a result of the 1993 Tax Act. Management believes the effect of these changes is not material to the Company's financial condition.

EARNINGS CONSIDERATIONS FOR THE LAST QUARTER OF 1994

      In connection with the pending sale of the Company to UPC, management anticipates that possible significant expenses (e.g. elimination of duplicate facilities, staff reductions, elimination of duplicate functions, write-off of impaired assets, etc.) may be incurred in the fourth quarter of 1994 upon completion of ongoing financial, due diligence, and strategic reviews and assessments of the post-merger operating environment of the combined corporations. Charges which may be incurred in the fourth quarter as a result of completion of the studies cannot be estimated at this time. Management expects significant future cost savings from the combined operations of the Company and UPC once the acquisition is consummated. Preliminary studies indicate that there are significant savings opportunities and management expects that they will be realized once the recommendations are implemented; however, the final savings which may actually be realized cannot be estimated at this time.

XXX BEGIN PAGE 15 HERE XXX

FINANCIAL CONDITION

LOANS
      The subsidiary banks' loan portfolios represent the largest single component of the Company's earning asset base. Average loans outstanding increased 15.59% from the June 30, 1993 level. The majority of this growth occurred in the real estate secured and commercial and industrial categories. In addition, modest growth was experienced in the consumer sector. As a general practice, floating rate mortgages are held within the loan portfolio and fixed rate loans are packaged for sale and are hedged to guard against interest rate swings.

CREDIT QUALITY AND CREDIT RISK MANAGEMENT
      The risks involved in extending credit are inherent in the business of providing financing alternatives to our customers. Management believes that strong credit policies and guidelines, good underwriting, and constant supervision and servicing are needed to insure a sound and profitable loan portfolio. These are the primary factors that control risk and thereby insure safety and profitability for our depositors and stockholders. Risk reduction is achieved through diversity in the portfolio as to type, geographic location, industry and borrower. Policies are determined by carefully evaluating current economic, financial, regulatory and market factors based on the objectives and strategies of the Company. The Company has in place a structured policy that quickly identifies problem credits, monitors their performance, and provides reasonable estimates of the possible credit loss, if any, relating to the loans. The Company's Asset Quality Group continuously monitors the entire loan portfolio, classifying problem credits, estimating loss exposure, and determining systematically the level of risks and necessary level of provision for credit losses.
      In order to manage the credit risk of the commercial, single family mortgage and installment loan portfolios, loans and blocks of loans are internally assigned a grade ranging from A to F, depending on the financial condition, the status of payments or collateral on the loans. Grades are assigned at the inception of the loans and are reviewed regularly by the assigned loan officer and Asset Quality personnel. The preponderance of the subsidiary banks' loans are rated C, denoting standard and acceptable risk.
     The allowance for credit losses reflects management's judgment as to the level considered appropriate to absorb potential losses in the portfolio based on a review of factors that include individual loans, historical loss experience, economic conditions, trends, and other factors. The adequacy of the allowance is reviewed frequently. Since the first half of 1993, the allowance for credit losses has increased $1.3 million or 4.03% to $33.1 million. Following its commitment to sound, conservative banking practices, management believed that it was prudent to continue to increase the allowance, given the significant increase in loans and the uncertainty surrounding national and state economics. The allowance currently approximates 2.00% of total loans outstanding compared to 2.14% a year earlier.

XXX BEGIN PAGE 16 HERE XXX

Credit Experience Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                        Six Months         Quarter
                                       ended June 30,   ended June 30,
                                        1994    1993     1994    1993
                                       ------  ------   ------- ------
Allowance for credit losses:
Beginning balance                   $  32,749  24,412    33,094  30,845
 Reserves of acquired banks                 0   4,934         0       0
 Provision for loan losses              1,775   3,940       975   1,855
 Net charge-offs                        1,392   1,437       937     851
                                       ------  ------    ------  ------
Ending Balance                      $  33,132  31,849    33,132  31,849
                                       ======  ======    ======  ======

Allowance to loans
 (net of unearned)                      2.00%   2.14%

Net charge-offs to average
 loans (net of unearned)
 annualized                             0.23%   0.23%


     A measure of asset quality is the level of non-performing assets in the portfolio. Non-performing assets consist of loans or securities on which interest is no longer accruing (non-accrual), certain restructured loans where the interest rate or other terms have been renegotiated, and other real estate that includes in-substance foreclosures. The following table sets forth information concerning the non-performing assets of the Company.

XXX BEGIN PAGE 17 HERE XXX

Non-Performing Assets
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                         June 30,    June 30,
                                           1994        1993
                                         --------    --------
Non-accrual loans                      $    3,529       4,569
Past due loans *                            3,959       3,248
Restructured loans                            465       2,504
                                         --------    --------
 Total non-performing loans                 7,953      10,321
Foreclosed real estate                      4,139       8,269
Other assets                                  368         199
                                         --------    --------
 Total non-performing assets           $   12,460      18,789
                                         ========    ========

Allowance for credit losses            $   33,132      31,849
                                         ========    ========
Non-performing loans to total loans
 (net of unearned)                          0.48%       0.69%
Non-performing loans plus foreclosed
 real estate and other assets to
 total loans (net of unearned)              0.73%       1.25%
Non-performing loans plus foreclosed
 real estate and other assets
 excluding past due loans to
 total loans (net of unearned)              0.51%       1.04%
Non-performing loans to allowance          24.00%      32.41%

* Loans that are 90 days or more past due as to principal and/or interest and not yet on non-accrual status.


XXX BEGIN PAGE 18 HERE XXX

INTEREST RATE SENSITIVITY
     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of earning assets and liabilities. The Company's Asset Liability Management Committee ("Asset Liability Committee"), manages interest rate sensitivity of the Company's portfolio to control exposure of net interest income to risks associated with interest rate movements and maturities of interest-earning assets and interest-bearing liabilities, and to achieve consistent growth in net interest income. The Company attempts to maximize earnings by managing the one-year "gap," the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. As of June 30, 1994, the Company had a one-year liability sensitive gap (i.e., an excess of liabilities over assets maturing or repricing within one year) of $252 million or 10.2%. Management believes that this range can be effectively managed against interest rate movements while allowing sufficient flexibility to take advantage of opportunities presented by varying interest rate environments. To maximize and maintain consistency of earnings, the Company endeavors to monitor and control interest rate risk. Assuming the current mix and sensitivities of interest-bearing assets and liabilities remain constant and historical relationships between rates on different products and investments reoccur, a 1% rise in short-term interest rates would cause the Company's NIM to decline 7 basis points for the succeeding 12 months. A 3% rise would result in a 25 basis point decline. Conversely, a 1% decline in short-term rates would result in a 4 basis point increase in the Company's NIM. The following table summarizes the Company's gap position at June 30, 1994.

XXX BEGIN PAGE 19 HERE XXX

INTEREST RATE SENSITIVITY
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                       3 Months  3 to 12   1 to 5  5 to 10  10 Years
                        or Less   Months    Years   Years   and over   Total
                       --------  -------- -------- ------- --------- ---------
Interest-Earning Assets:

Deposits with banks   $    1,143         0        0       0        0      1,143
Fed. funds sold                0         0        0       0        0          0
Sec. purchased under           0         0        0       0        0          0
 agreement to resell
Securities:
 Available for sale      127,417         0        0       0        0    127,417
 Mortgage-backed          20,433    23,387  130,382   9,303        0    183,505
 Investment               13,936    45,396  165,264  30,041   23,079    277,716
Mortgages held
 for resale               30,963         0        0       0        0     30,963
Loans                    600,688   470,043  452,362  86,885   56,458  1,666,436
                        --------  -------- -------- -------- -------- ---------
Total Interest-Earning
 Assets               $  794,580   538,826  748,008 126,229   79,537  2,287,180
                        ========  ======== ======== ======== ======== =========

Interest-Bearing Liabilities :

Deposits:
 Demand               $   62,545   562,903        0       0        0    625,448
 Savings                       0   173,817        0       0        0    173,817
 Time < $100,000         281,388   271,868  212,430   1,560        0    767,246
 Time > $100,000         125,798    79,048   41,805     478        0    247,129
Fed. funds purchased       3,225         0        0       0        0      3,225
Securities sold under
 repurchase agreements    24,360         0        0       0        0     24,360
Other borrowed funds           0         0   17,170   7,901        0     25,071
                        --------  -------- -------- -------- --------  ---------
Total Interest-Bearing
 Liabilities          $  497,316 1,087,636  271,405   9,939        0  1,866,296
                        ======== ========= ======== ======== ======== =========

Net Repricing Gap        297,263 (548,810)  476,604 116,290   79,537    420,884
Net Repricing Gap/
 Total Assets             12.05%  (22.25%)   19.33%   4.72%    3.23%      17.07%
Cumulative Gap           297,263 (251,547)  225,057 341,347  420,884         0

Cumulative Gap/
 Total Assets             12.05%  (10.20%)    9.13%  13.84%   17.07%      0.00%


XXX BEGIN PAGE 20 HERE XXX

LIQUIDITY
      Liquidity is the ability to raise cash quickly when funds are needed. The needs for liquidity are best met by a strong customer base, the ability to purchase funds readily from reliable sources, and the ability to liquidate short-term marketable securities. GSSC has historically funded its liquidity requirements with funds generated from operations, including new deposits and proceeds from the repayments of loans and investments. The Company also enhances liquidity by the retention of earnings and adequate capital. The Asset Liability Committee sets minimum liquidity requirements and monitors the Company's adherence to these goals on a monthly basis.
      Core deposits expressed as a percentage of total assets were 79.62% at June 30, 1994, and 79.26% at June 30, 1993. Volatile liabilities (defined as the sum of time deposits over $100,000, foreign deposits, federal funds purchased and securities sold under agreements to repurchase, interest-bearing demand notes issued to the US Treasury, and other liabilities for borrowed money) as a percentage of total assets were 11.14% at June 30, 1994, compared to 12.60% at June 30, 1993. Temporary investments as a percentage of total assets decreased to 4.71% at June 30, 1994, compared to 7.63% at June 30, 1993. The Company's volatile liability dependence ratio (which compares volatile liabilities less temporary investments to net loans, plus lease-financing receivable and investment securities with remaining maturities or earliest repricing opportunities of less than one year, including equity securities) was 7.45% at June 30, 1994, compared to 6.02% at June 30, 1993.

SECURITIES
      The securities portfolio is the second largest component of the Company's earning asset base. When securities are purchased, primarily debt securities, they are classified as investment securities and are carried at cost adjusted for amortization of premiums and accretion of discounts, if the Company has the intention to hold such securities until maturity. If it is the Company's intention at the time of purchase to sell securities prior to maturity, such securities are classified as trading securities and are carried at fair value with unrealized gains or losses included in earnings. At June 30, 1994, the Company held no securities in its trading portfolio. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as an addition to or a deduction from stockholders' equity. Also, from time to time, the Company may identify securities that it intends to use as a part of its asset/liability strategy to respond to changes in interest rate and/or prepayment risk or to increase liquidity or regulatory capital. At identification date, such securities are transferred to available-for-sale and subsequently carried at fair value. At June 30, 1994, the Company had $127 million in the available-for-sale category with an unrealized loss of $469,000, net of taxes, which has been deducted from stockholders' equity.

XXX BEGIN PAGE 21 HERE XXX

      Securities decreased 11.32% or $75 million from June 30, 1993, to June 30, 1994. This decrease was due to the increased demand for loans, which caused a redeployment of funds. Management takes a conservative approach in the investment portfolio by changing the mix and maturity as it reinvests maturing securities. This has been done by increasing the percentage of U.
S. government agency securities and by decreasing holdings of other securities while shortening average maturities. Investments in collateralized mortgage obligations (CMOs) issued by U. S. government agencies were $149.8 million at June 30, 1994 and $180.9 million at June 30, 1993. The company also had investments in certain privately-issued CMOs which were collateralized by mortgage-backed securities issued or guaranteed by U. S. government agencies totaling $5.9 million at June 30, 1994 and $17.9 million at June 30, 1993. In addition, the average balance of the investment in corporate securities has increased from the first half of 1993. These investments consist principally of adjustable rate money market preferred instruments. The following table reflects the mix of the investment portfolio, including securities available for sale, for the quarters ended June 30, 1994, and 1993, in thousands.

XXX BEGIN TABLE HERE XXX
                                   1994              1993
                                  Average           Average
                                  Balance     %     Balance     %
                                  -------  ------  --------  -------
US Treasuries                   $ 118,193   20.14%   141,424   23.03%
Securities of other US
 government agencies and corp.    320,230   54.57%   293,168   47.73%
Obligations of states and
 political subdivisions            72,896   12.42%    82,953   13.51%
Other securities                   33,406    5.69%    54,670    8.90%
Corporate securities               42,123    7.18%    41,943    6.83%
                                  -------  -------   -------  -------
 Total investment securities    $ 586,848  100.00%   614,158  100.00%
                                  =======  =======   =======  =======


XXX BEGIN PAGE 22 HERE XXX

DEPOSITS
      Managing the mix and repricing alternatives of invested funds is an important factor affecting the NIM. Strategies for managing the cost and source of funds have to be flexible enough to meet needs in a changing interest rate environment. Management's strategy has been to increase core deposits as a percentage of total funds sources and to reduce the Company's dependence on more volatile short-term borrowings. Average interest-bearing deposit liabilities as a percentage of average funds sources were 82.83% for the six months ended June 30, 1994, compared to 84.92% for the six months ended June 30, 1993. Average non-interest bearing deposits increased $66.2 million or 20.1% for the same period.
      Average certificates of deposit increased by $24.9 million for the six months ended June 30, 1994, compared to the same period in 1993. The average rate paid on these certificates of deposit decreased to 3.69% for the six months ended June 30, 1994, from 3.92% for the six months ended June 30, 1993. The total cost of interest-bearing liabilities has averaged 3.26% and 3.43% for the six months ending June 30, 1994, and 1993, respectively. Interest-free funds supported 17.61% of average earning assets for the first half of 1994 compared to 15.91% for the first half months of 1993.

CAPITAL ADEQUACY
      Strong capitalization is fundamental to the successful operation of a banking organization. The Company seeks to maintain a level of capital flexible enough for profitable growth opportunities, consistent with management's goal of building stockholder value, and to provide stability in uncertain economic conditions. Indicators of adequate capital are represented by average equity to assets, average equity to net loans, risk-based capital ratios and leverage ratios. The Company's equity to asset ratio  at  June 30, 1994 was 7.28%, up from the 6.91% reported  at  June  30,
1993, and the equity to loan ratio was 11.22% and 11.36% for June 30, 1994 and 1993, respectively. The Company's total risk-based capital ratio as of June 30, 1994 was 12.01% and the leverage ratio was 7.31%. These capital ratios were in excess of the required 8.00% total risk-based capital ratio and the 3.00% required leverage ratio.

BEGIN PAGE 23 HERE XXX

Selected Capital Information
For the six months ended June 30,
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                                 1994       1993
                                              ---------  ---------
Capital:
Common stock                                $     9,493      9,493
Surplus                                         102,965    102,965
Undivided profits                                70,588     51,911
Allowance for credit losses                      33,132     31,849
Market valuation adjustment on
 securities available for sale                      469        166
                                              ---------  ---------
Total primary capital                           216,647    196,384
                                              =========  =========
Total assets                                $ 2,466,209  2,434,596
                                              =========  =========

Ratio of primary capital to adjusted assets *    8.657%     7.962%

*Adjusted assets are total assets gross of allowance for credit losses and market valuation of securities available for sale.

                                                 1994       1993
                                              ---------  ---------
Tier I:
 Common stockholders' equity                $   112,458    112,458
 Undivided profits and capital reserves          71,058     52,077
 Less:
  Goodwill                                      (1,774)    (2,090)
  Net unrealized loss on securities
   available for sale                             (469)      (166)
                                              ---------  ---------
Total Tier I capital                            181,273    162,279
                                              ---------  ---------
Tier II:
 Allowance for credit losses                     21,350     19,864
                                              ---------  ---------
Total Tier II capital                            21,350     19,864
                                              ---------  ---------
Total qualifying capital                        202,623    182,143
                                              =========  =========
Risk-weighted assets                          1,673,845  1,557,757
Risk-weighted off-balance sheet exposure         22,381     19,398
                                              ---------  ---------
Total risk-weighted assets and
 off-balance sheet exposure                 $ 1,696,226  1,577,155
                                              =========  =========
Ratios:
Tier I capital ratio                             10.69%     10.29%
Minimum Tier I capital ratio                      4.00%      4.00%
Total capital ratio                              11.95%     11.55%
Minimum total capital ratio                       8.00%      8.00%
Leverage ratio                                    7.31%      6.76%
Minimum leverage ratio                            3.00%      3.00%


XXX BEGIN PAGE 24 HERE XXX

OFF-BALANCE-SHEET ITEMS
      At June 30, 1994 and June 30, 1993 the Company had entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its cost of funds. These swaps had a notional principal amount of $16,000,000. Also outstanding at June 30, 1994 and 1993 was one interest rate cap with a total contract or notional value of $6,000,000. The Company is exposed to essentially the same credit risk in these contracts as in any other extension of credit and attempts to manage this through credit approvals, limits and other monitoring procedures.

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

XXX BEGIN PAGE 25 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                   FOR THE SIX MONTHS ENDING JUNE 30, 1994
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest-earning assets:
Loans (1) (2)                         $1,595,034    133,183     8.35%
Mortgage loans held for sale              50,814      3,519     6.93
U.S. Treasury securities                 118,193      5,457     4.62
Securities of other U.S. Government
 agencies & corporations                 320,230     16,915     5.28
Obligations of state and political
 subdivisions (3)                         72,896      7,803    10.70
Other securities                          33,406      2,362     7.07
Corporate securities                      42,123      2,378     5.65
Interest-bearing deposits with banks         583         22     3.77
Federal funds sold and securities
 purchased with resell agreements         16,455        524     3.18
                                        --------     ------    -----
 Total interest-earning assets/
  interest income (3)                  2,249,734    172,163     7.65
Cash and due from banks                  139,925
Other assets                             100,411
Allowance for credit losses              (33,083)
Market value adjustment on
 securities available for sale               (63)
                                       ---------
      Total                           $2,456,924
                                       =========


                                        Average                 Yield/
                                        Balance    Interest     Rate
LIABILITIES AND                        ---------   --------    ------
 STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits                       $  627,178     14,597     2.33%
Savings                                  172,281      4,162     2.42
IRA/KEOGH                                143,526      7,434     5.18
Certificates of deposit                  870,459     32,078     3.69
Federal funds purchased & securities
 sold under agreements to repurchase      31,132      1,039     3.34
Other borrowings                          18,859      1,360     7.21
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,863,435     60,670     3.26
Non-interest bearing demand              396,097
Other liabilities                         18,430
                                       ---------
 Total liabilities                     2,277,962
Stockholders' equity                     178,962
                                       ---------
    Total                             $2,456,924
                                       =========
Net interest income (3)                             111,493
                                                    -------
Net yield on interest-earning assets (3)                        4.96
Tax equivalent adjustments:
  Loans                                                 186
  Obligations of state & political subdivisions       2,605
  Corporate securities                                  651
                                                    -------
Total tax equivalent adjustment                       3,442
                                                    -------
Net interest income                                $108,051
                                                    =======

(1) Non-accruing loans are included in average loans; however, no income is recognized on these loans.
(2) Includes loan fees in both interest income and the calculation of the yield on loans.
(3) Tax equivalent adjustments are calculated assuming a 35% tax rate for 1994 and 1993.


XXX BEGIN PAGE 26 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                   FOR THE SIX MONTHS ENDING JUNE 30, 1993
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest-earning assets:
Loans (1) (2)                         $1,378,725    118,057     8.56%
Mortgage loans held for sale              54,459      3,755     6.90
U.S. Treasury securities                 141,424      7,291     5.16
Securities of other U.S. Government
 agencies & corporations                 293,168     17,149     5.85
Obligations of state and political
 subdivisions (3)                         82,953      8,877    10.70
Other securities                          54,670      3,842     7.03
Corporate securities                      41,943      2,265     5.40
Trading account                            1,394        102     7.32
Interest-bearing deposits with banks       4,752        216     4.55
Federal funds sold and securities
 purchased with resell agreements         19,265        548     2.84
                                       ---------     ------    -----
 Total interest-earning assets/
  interest income (3)                  2,072,753    162,102     7.82
Cash and due from banks                  127,978
Other assets                              94,506
Allowance for credit losses              (29,055)
Market value adjustment on
 securities available for sale              (348)
                                       ---------
      Total                           $2,265,834
                                       =========


                                        Average                 Yield/
                                        Balance    Interest     Rate
LIABILITIES AND                        ---------   --------    ------
 STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits                       $  589,095     13,883     2.36%
Savings                                  144,856      3,959     2.73
IRA/KEOGH                                137,467      7,786     5.66
Certificates of deposit                  845,561     33,135     3.92
Federal funds purchased & securities
 sold under agreements to repurchase      32,831        934     2.84
Other borrowings                          10,406        756     7.27
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,760,216     60,453     3.43
Non-interest bearing demand              329,871
Other liabilities                         19,152
                                       ---------
 Total liabilities                     2,109,239
Stockholders' equity                     156,595
                                       ---------
    Total                             $2,265,834
                                       =========
Net interest income (3)                             101,649
                                                   --------
Net yield on interest-earning assets (3)                        4.90
Tax equivalent adjustments:
  Loans                                                 160
  Obligations of state & political subdivisions       2,760
  Corporate securities                                  518
                                                    -------
Total tax equivalent adjustment                       3,438
                                                    -------
Net interest income                                 $98,211
                                                    =======

(1) Non-accruing loans are included in average loans; however, no income is recognized on these loans.
(2) Includes loan fees in both interest income and the calculation of the yield on loans.
(3) Tax equivalent adjustments are calculated assuming a 35% tax rate for 1994 and 1993.


XXX BEGIN PAGE 27 HERE XXX

            Summary of Changes in Effective Interest Differential

     The following table presents the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).

XXX BEGIN TABLE HERE XXX
                                                            June 30,
                                                         1994 vs. 1993
                                                      Increase (decrease)
                                                            Due to:
                                               ------------------------------
                                                Volume       Rate       Total
                                               ------------------------------
Interest earned on:
  Loans                                        $18,088      (2,962)   15,126
  Mortgages loans warehoused                      (252)         16      (236)
  U. S. Treasury securities                     (1,120)       (714)   (1,834)
  Securities of other U. S.
   government agencies & corporations            1,512      (1,746)     (234)
  Obligations of states and political
   subdivisions                                 (1,074)          0    (1,074)
  Other securities                              (1,502)         22    (1,480)
  Corporate securities                              10         103       113
  Trading account                                  (51)        (51)     (102)
  Interest-bearing deposits with banks            (162)        (32)     (194)
  Federal funds sold                               (85)         61       (24)
                                               --------    --------  --------
     Total interest income                      15,364      (5,303)   10,061

Interest paid on:
  Demand deposits                                  892        (178)      714
  Savings deposits                                 688        (485)      203
  IRA/Keogh                                        331        (683)     (352)
  Time deposits                                    947      (2,004)   (1,057)
  Federal funds purchased and securities
   sold under repurchase agreements                (50)        155       105
  Other borrowings                                 610          (6)      604
                                               --------    --------  --------
     Total interest expense                      3,418      (3,201)      217
                                               --------    --------  --------
Increase (decrease) in net interest income     $11,946      (2,102)    9,844
                                               ========    ========  ========

Increases (decreases) are attributed to volume changes and rate changes on the following basis: Volume Change equals change in volume times old rate.
Rate Change equals change in rate times old volume. The Rate/Volume Change equals change in volume times change in rate, and it is allocated between Volume Change and Rate Change at the ratio that the absolute value of each of those components bears to the absolute value to their total.


XXX BEGIN PAGE 28 HERE XXX

                                   PART II

                              OTHER INFORMATION

Item 1.  Litigation

         Doris Lockhart et al. v. J. L. Lovett et al.,
         ---------------------------------------------
         Circuit Court, First Judicial District, Hinds County, Mississippi. Plaintiffs originally filed a lawsuit against Lovett based upon alleged violations of the Truth In Lending Act and the Mississippi Home Solicitation Sales Act in connection with contracts and deeds of trust solicited by Lovett that were later assigned to Sunburst Financial Services, Inc. ("Rapid"), a wholly owned subsidiary of the Company. On July 1, 1994, the jury returned verdicts against Rapid totaling approximately $1,872,000. Rapid is also liable for attorneys' fees relating to the Truth In Lending claims. The Company believes that grounds exist for reversal of the judgment and Rapid has filed post-trial motions for judgment notwithstanding the verdict or a new trial. The Company also believes that grounds grounds exist for the recovery of a portion of the judgment from an insurance company. Depending upon, among other things, the status of Rapid's post-trial motions, the Company will establish a reserve during the third quarter of 1994 to reflect management's assessment of any potential loss in connection with this matter, if the Company so determines that a reserve is required.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         See Exhibit Index on page 34 hereof

 (b)     Reports on Form 8-K

         A report on Form 8-K dated July 1, 1994, was filed on July 11, 1994. Such report was filed to report the execution by GSSC of that certain Agreement and Plan of Reorganization (the "Reorganization Agreement") dated July 1, 1994 with Union Planters Corporation ("UPC"), whereby UPC will acquire GSSC through the merger of GSSC Acquisition Company, Inc., a wholly owned subsidiary of UPC, with and into GSSC.

          A report on Form 8-K/A dated July 1, 1994, was filed on August 2, 1994. Such report was filed to amend the report on Form 8-K filed July 11, 1994, and included as Exhibit 2.1 thereto the Reorganization Agreement.

XXX BEGIN PAGE 29 HERE XXX

                                EXHIBIT INDEX


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         2.1 Agreement and Plan of Reorganization dated July 1, 1994 by and among Union Planters Corporation, GSSC Acquisition Company, Inc., Grenada Sunburst System Corporation, Sunburst Bank, Mississippi and Sunburst Bank, Louisiana (filed as Exhibit 2.1 to the Company's Report on Form 8-K/A filed August 2, 1994, and incorporated herein by reference)

         10.1 Equity Share Bonus Plan and Participation Agreement, as amended (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

         10.2 Deferred Compensation Agreement (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference

         10.3 Management Incentive Compensation Plans (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

         10.4 Form of Executive Employment Contracts

         10.5 Purchase and Assumption Agreement among Eastover Bank for Savings and Grenada Sunburst System Corporation and Sunburst Bank, Mississippi dated July 22, 1992, (filed as Appendix H of the Company's Registration Statement on Form S-4 (Reg. No. 33-53170) and incorporated herein by reference)

XXX BEGIN PAGE 30 HERE XXX

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GRENADA SUNBURST SYSTEM CORPORATION
                                 (Registrant)


Date: August 15, 1994
     ----------------


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