Form 10-Q
period 1994-09-30
GRENADA SUNBURST SYSTEM CORP
filed 1994-11-14
CIK 789575

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                            EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 1994

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

      Grenada Sunburst System Corporation has only one class of common stock authorized. At October 31, 1994, there were 15,000,000 shares of $1 par value common stock authorized, and 9,492,975 shares issued and outstanding.

XXX BEGIN PAGE 2 HERE XXX

                       GRENADA SUNBURST SYSTEM CORPORATION

                                    INDEX
                                    ------


PART I.      Financial Information
             ----------------------

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets, September 30, 1994,
             December 31, 1993 and September 30,  1993..................3


             Consolidated Statements of Income, quarters and
             nine months ended September 30, 1994 and 1993..............4


             Consolidated Statements of Changes in Stockholders'
             Equity, nine months ended September 30, 1994 and 1993......5


             Consolidated Statements of Cash Flows, nine months
             ended September 30, 1994 and 1993..........................6


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


             Exhibit Index..............................................29


XXX BEGIN PAGE 3 HERE XXX

                                       PART I
                               FINANCIAL INFORMATION
               GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                    (Unaudited)

XXX BEGIN TABLE HERE XXX
                                             Sept. 30,   Dec.31,   Sept. 30,
                                                1994       1993       1993
                                             ---------  ---------  ---------
ASSETS
Cash and demand balances with banks         $  142,683    133,889    128,968
Interest bearing deposits with banks             1,126         28         28
Securities available for sale                  119,000    120,101    119,638
Investment securities (Market value of
 approximately $277,620, $301,240
 and $302,908)                                 274,611    287,945    288,855
Mortgage-backed securities (Market
 value of approximately $177,183,
 $170,815 and $187,313)                        182,150    167,532    177,612
Mortgages held for resale                       25,079     73,956     55,088
Federal funds sold and securities
 purchased under agreements to resell                0     25,000     23,000
Loans                                        1,704,820  1,569,547  1,539,531
  Less:
    Unearned income                              9,055      9,007      8,823
    Allowance for credit losses                 32,898     32,749     32,142
                                            ----------  --------- ----------
      Net loans                              1,662,867  1,527,791  1,498,566
Premises and equipment, net                     49,763     48,738     48,293
Other real estate                                3,795      5,185      6,590
Accrued interest receivable                     20,522     18,262     18,115
Other assets                                    29,299     27,771     29,047
                                             --------- ----------  ---------
Total Assets                                $2,510,895  2,436,198  2,393,800
                                             ========= ========== ==========

LIABILITIES
Deposits
  Demand:
    Non-interest bearing                    $  412,935    419,641    371,463
    Interest bearing                           657,021    607,472    604,560
  Savings                                      166,120    165,814    163,456
  Time, $100,000 and over                      217,731    247,538    260,760
  Other time                                   768,567    759,342    764,186
                                             ---------  ---------  ---------
      Total deposits                         2,222,374  2,199,807  2,164,425

Federal funds purchased and securities
 sold under agreements to repurchase            54,223     30,542     25,256
Other borrowed funds                            24,355     12,941     13,116
Accrued interest payable                         9,360      8,939      8,064
Other liabilities                               11,840      9,897     13,589
                                             ---------  ---------  ---------
     Total Liabilities                       2,322,152  2,262,126  2,224,450

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 15,000,000
 authorized, 9,492,975 shares issued at
 September 30, 1994, December 31, 1993 and
 September 30, 1993                              9,493      9,493      9,493
Paid in capital                                 31,842     31,842     31,842
Net unrealized loss-securities
 available for sale                               (620)       (75)       (14)
Retained earnings                              148,028    132,812    128,029
                                              --------   --------   --------
    Total Stockholders' Equity                 188,743    174,072    169,350
                                              --------   --------   --------
Commitments and contingent liabilities
    Total Liabilities and
     Stockholders' Equity                   $2,510,895  2,436,198  2,393,800
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


XXX BEGIN PAGE 4 HERE XXX

          GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands except per share data)
                              (Unaudited)

XXX BEGIN TABLE HERE XXX
                                       Quarter Ended       Nine Months Ended
                                      ---------------------------------------
                                      Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                         1994    1993        1994      1993
                                       -------- -------   --------  ---------
INTEREST INCOME
Loans including fees                   $ 36,523  31,785    102,573    90,340
Deposits with banks                          11       0         22       108
Mortgages held for resale                   595   1,077      2,355     2,954
Federal funds sold and securities
 purchased under agreements to resell        43     141        306       417
Securities:
 Taxable                                  6,296   6,827     18,702    21,147
 Exempt from federal taxes                1,210   1,261      3,748     4,069
 Dividends                                  461     337      1,324     1,159
                                        ------- -------    -------   -------
      Total Interest Income              45,139  41,428    129,030   120,194

INTEREST EXPENSE
Deposits:
 Demand                                   4,037   3,588     11,275    10,473
 Time, $100,000 and over                  2,115   2,025      6,204     5,763
 Other time and savings                   9,363   9,321     26,962    27,870
Federal funds purchased and securities
 sold under agreements to repurchase        353     260        876       728
Other borrowed funds                        446     254      1,130       636
                                        ------- -------    -------   -------
      Total Interest Expense             16,314  15,448     46,447    45,470
                                        ------- -------    -------   -------
Net interest income                      28,825  25,980     82,583    74,724
Provision for credit losses                 990   1,560      2,765     5,500
                                        ------- -------    -------   -------
Net interest income after
 provision for credit losses             27,835  24,420     79,818    69,224

NON-INTEREST INCOME
Service charges on deposit accounts       4,400   4,509     12,994    12,734
Other service charges,
 commissions, and fees                    2,705   2,827      7,951     7,855
Investment securities, net                  (44)    171       (145)     (131)
Fees from fiduciary activities              515     450      1,511     1,464
Other                                        90     403        440     1,030
                                        ------- -------    -------   -------
Total Non-Interest Income                 7,666   8,360     22,751    22,952

NON-INTEREST EXPENSE
Salaries                                 10,872  10,944     32,424    30,371
Employee benefits                         2,077   1,940      6,439     5,731
Net occupancy expense                     1,920   1,893      5,535     5,208
Furniture and equipment expense           1,985   1,771      5,875     5,359
FDIC deposit insurance expense            1,231   1,219      3,656     3,573
Other                                     6,201   5,122     18,452    16,013
                                        ------- -------    -------   -------
Total Non-Interest Expense               24,286  22,889     72,381    66,255
                                        ------- -------    -------   -------
Income before income taxes and
 cumulative effect of a change
 in accounting principle                 11,215   9,891     30,188    25,921
Income taxes                              3,475   3,171      9,297     7,984
                                        ------- -------    -------   -------
Income before cumulative effect of
 a change in accounting principle         7,740   6,720     20,891    17,937
Cumulative effect on prior years of
 a change to a different method of
 accounting for income taxes                  0       0          0       781
                                        ------- -------    -------   -------
Net Income                             $  7,740   6,720     20,891    18,718
                                        ======= =======    =======   =======

EARNINGS PER SHARE:
 Income before cumulative effect
  of a change in accounting principle     $0.82    0.71       2.20       1.91
 Cumulative effect of a change
  in accounting principle                  0.00    0.00       0.00       0.08
 Net Income                                0.82    0.71       2.20       1.99
DIVIDENDS PER SHARE                        0.20    0.20       0.60       0.52

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 5 HERE XXX

              GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                   (In thousands)

XXX BEGIN TABLE HERE XXX
                                                 Net
                              Common  Paid in  Unrealized  Retained
                               Stock  Capital    Loss      Earnings   Total
                              ------- -------- ---------   --------- -------
Balances January 1, 1993       $9,047   22,953     (459)    114,197  145,738
 Net income                                                  18,718   18,718
 Net unrealized gain on
  securities available
  for sale, net of tax                              445                  445
 Cash dividend declared                                      (4,936)  (4,936)
 Stock issued in exchange
  for net assets of Eastover
  Bank for Savings                439    8,734                         9,173
 Stock issued under
  compensation plan                 7      155                           162
 Unearned compensation                                           50       50
                               ------   ------   ------     -------  -------
Balances September 30, 1993    $9,493   31,842     (14)     128,029  169,350
                               ======   ======   ======     =======  =======

Balances January 1, 1994       $9,493   31,842     (75)     132,812  174,072
 Net income                                                  20,891   20,891
 Net unrealized loss on
  securities available
  for sale, net of tax                            (545)                 (545)
 Cash dividend declared                                      (5,696)  (5,696)
 Unearned compensation                                           21       21
                               ------   ------   ------     -------  -------
Balances September 30, 1994    $9,493   31,842    (620)     148,028  188,743
                               ======   ======   ======     =======  =======


The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 6 HERE XXX

         GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            (In thousands)
                              (Unaudited)

XXX BEGIN TABLE HERE XXX
                                                            1994       1993
                                                          --------   -------
Net cash flows from operating activities:
Net income                                               $ 20,891     18,718
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Amortization of goodwill and intangible assets            1,312        801
  Depreciation and amortization of premises and equipment   3,859      3,671
  Net accretion of investment securities                     (364)      (974)
  Provision for possible credit losses                      2,765      5,500
  Net decrease in mortgages held for resale                48,877      7,984
  Other real estate provision                                 363        774
  Gains on sales of other real estate                        (209)      (303)
  (Gains) losses from sales of premises and equipment         (67)        98
  (Increase) decrease in interest receivable               (2,260)     1,304
  Increase (decrease) in interest payable                     421     (1,513)
  Losses on sales of securities, net                          146        131
  Other, net                                                 (875)    (5,322)
                                                          -------     ------
     Net cash provided by operating activities             74,859     30,869

Cash flows from investing activities:
Net (increase) decrease in interest-bearing
 deposits with banks                                       (1,098)    20,002
Net (increase) decrease in federal funds sold and
 securities purchased under agreements to resell           25,000    (23,000)
Purchases of securities available for sale                (42,889)         0
Principal prepayments on securities available for sale     55,651          0
Purchases of securities held to maturity                  (60,600)   (72,370)
Maturities of securities held to maturity                  52,850     77,037
Principal prepayments on securities held to maturity        9,538      6,171
Purchases of mortgage-backed securities held to maturity  (73,609)   (70,621)
Sales of mortgage-backed securities                             0     16,749
Principal prepayments of mortgage-backed securities        58,549     81,400
Net increase in loans                                    (138,870)   (86,961)
Net increase in premises and equipment                     (4,969)    (2,775)
Proceeds from sale of premises and equipment                  196        141
Proceeds from sales of other real estate                    2,220      4,107
Net cash received from Eastover acquisition                     0     35,922
                                                         --------   --------
      Net cash used by investing activities              (118,031)   (14,198)
Cash flows from financing activities:
Net increase in demand and savings accounts                43,149     48,578
Net decrease in other deposits                            (20,582)   (56,933)
Net increase (decrease) in federal funds purchased
 and securities sold under agreements to repurchase        23,681       (408)
Net increase (decrease) in other borrowed money            11,414       (801)
Cash dividends paid                                        (5,696)    (4,936)
                                                         --------   --------
   Net cash provided (used) by financing activities        51,966    (14,500)
                                                         --------   --------
Net increase in cash and due from banks                     8,794      2,171
Cash and due from banks at the beginning of the period    133,889    126,797
                                                         --------   --------
Cash and due from banks at the end of the period         $142,683    128,968
                                                         ========   ========

Unrealized (loss) on securities
  available for sale                                     $   (545)       445
Securities transferred to the available
  for sale category from the held to
  maturity category                                        12,266          0

The accompanying notes are an integral part of the consolidated financial statements.


XXX BEGIN PAGE 7 HERE XXX

                     GRENADA SUNBURST SYSTEM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Nine Months Ended September 30, 1994 and 1993
                                 (Unaudited)


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

2. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on weighted average shares of common stock outstanding of 9,492,975 for the quarter and nine months ended September 30, 1994 and for the quarter ended September 30, 1993. Per share data is based on weighted average common shares outstanding of 9,396,904 for the nine months ended September 30, 1993. The Company had outstanding 14,478 options on common stock at September 30, 1994 and 1993. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price of $22.375. Generally, these options are exercisable beginning in 1995. The weighted average number of shares outstanding at September 30, 1994 and 1993 adjusted for the assumed exercise of all outstanding stock options using the treasury stock method would be 9,497,831 and 9,397,790, respectively for the calculation of primary earnings per share and 9,497,636 and 9,397,742, respectively for the calculation of fully diluted earnings per share. The assumed exercise of these options would have a less than one-half of $.01 dilution of earnings per share.

4. On July 1, 1994 a definitive agreement was entered into between Union Planters Corporation (UPC) and GSSC in which UPC will acquire all of the outstanding stock of GSSC in a transaction valued at approximately $305 million based on UPC's November 8, 1994 closing stock price of $22.125. Under the terms of the definitive agreement, UPC will exchange 1.4530 shares of UPC common stock for each common share of GSSC. The acquisition, which is to be accounted for as a pooling of interests, is expected to be completed by year-end 1994, pending approval by both companies' shareholders and the completion of other closing conditions.
       Effective March 1, 1993, GSSC, through its wholly owned Mississippi banking subsidiary, Sunburst Bank, acquired selected net assets of Eastover Bank for Savings ("Eastover") in a transaction accounted for as a purchase. Had the acquisition occurred on January 1, 1993, for the nine months ended September 30, 1993, net interest income for the Company would have increased by approximately $3,140,000, net income would have increased by approximately $897,000, and earnings per share would have increased by approximately $.08 per share.

5. Effective January 1, 1994, GSSC adopted Financial Accounting Standards Board ("FASB") SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments to be classified in three categories and to be accounted for as follows: (i) debt securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as an addition to or a deduction from stockholders' equity.

XXX BEGIN PAGE 8 HERE XXX

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GSSC reported net income of $7,739,874 for the quarter ended September 30, 1994, an increase of $1,019,587 from the $6,720,287 reported for the quarter ended September 30, 1993. Income for the first nine months of 1994 was $20,890,956 or $2.20 per share compared to $18,717,980 or $1.99 per share for the first nine months of 1993. The effect of the adoption of SFAS No. 109, "Accounting for Income Taxes" in 1993 accounted for $.08 of the first nine months 1993 earnings per share. During the first quarter of 1993, the Company acquired approximately $400 million in selected assets and liabilities from Eastover in a transaction accounted for as a purchase. Accordingly, the results of operations of this acquisition are included in the consolidated financial statements only from the acquisition date (March 1, 1993), which affects the comparability of the consolidated financial statements. Net interest income before provision for credit losses was up $7,858,942 or 10.52% for the nine months ended September 30, 1994, when compared to the same period in 1993. Net interest income before provision for the third quarter of 1994 was $28,825,072 compared to $25,980,090 for the same period in 1993. The provision for credit losses decreased $2,735,000 for the nine months ended September 30, 1994, compared to the nine months ended September 30, 1993 and $570,000 for the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. Non-interest income decreased $201,681 for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993 while non-interest expense increased $6,126,081 for the same period. For the third quarter of 1994, non-interest income decreased $692,843 from the same period in 1993 and non-interest expense increased $1,397,994 from the $22,888,387 reported for the third quarter of 1993 to $24,286,381 for the third quarter of 1994.
       The return on average assets (ROA) for the first nine months of 1994 was 1.13% compared to 1.07% for the same period in 1993. The return on average equity (ROE) was 15.38% for the first nine months of 1994 compared to 15.46% for the first nine months of 1993.
      The following provides management's discussion of the consolidated financial condition and results of operations of GSSC, focusing on those factors that have had the most significant impact for the first nine months of 1994. This commentary should be read in conjunction with the accompanying financial statements.

XXX BEGIN PAGE 9 HERE XXX

RESULTS OF OPERATIONS
Contribution to Earnings Per Share
(Fully Taxable Equivalent)

XXX BEGIN TABLE HERE XXX
                                                  Quarter      Nine Months
                                              ended Sept 30,  ended Sept 30,
                                                1994   1993    1994    1993
                                               ------ ------  ------- -------
Net interest income - FTE                   $   3.12   2.82    8.96    8.23
Provision for credit losses                     0.10   0.16    0.29    0.59
                                               ------ ------  ------  ------
Net interest income after provision
 for credit losses - FTE                        3.02   2.66    8.67    7.64

Service charges on deposit accounts             0.46   0.47    1.37    1.36
Other service charges, commissions and fees     0.29   0.30    0.84    0.84
Investment securities gains (losses), net       0.00   0.02   (0.02)  (0.01)
Fees from fiduciary services                    0.05   0.04    0.16    0.16
Other                                           0.01   0.08    0.05    0.20
                                               ------ ------  ------  ------
Total non-interest income                       0.81   0.91    2.40    2.55
Adjusted gross income after provision
 for credit losses - FTE                        3.83   3.57   11.07   10.60

Salaries                                        1.15   1.15    3.42    3.23
Employee benefits                               0.22   0.20    0.68    0.61
Occupancy expense, net of rental income         0.20   0.20    0.58    0.55
Furniture and equipment expense                 0.21   0.19    0.62    0.57
Other                                           0.78   0.70    2.33    2.18
                                               ------ ------  ------  ------
Total non-interest expense                      2.56   2.44    7.63    7.14

Income before income taxes (FTE) and
 cumulative effect of a change in accounting
 principle                                      1.27   1.13    3.44    3.05
Applicable income taxes - FTE                   0.45   0.42    1.24    1.14
                                               ------ ------  ------  ------
Income before cumulative effect of a change
 in accounting principle                        0.82   0.71    2.20    1.91
Cumulative effect of a change in method
 of accounting for income taxes                 0.00   0.00    0.00    0.08
                                               ------ ------  ------  ------
Net income                                  $   0.82   0.71    2.20    1.99
                                               =====  ======  ======  ======


Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 10 HERE XXX

NET INTEREST INCOME
      Net interest income (NII) is the largest component of the Company's income and represents the amount by which interest and fee income on earning assets exceeds the cost of deposits and other borrowed funds. The Company's long-term objective is to manage those earning assets and interest-bearing liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.
      Net interest income was up $7.8 million or 10.52% for the first nine months of 1994 compared to the same period in 1993 due principally to a 6.66% increase in average earning assets. For the third quarter of 1994, net interest income was up $2.8 million or 10.95% from the third quarter of 1993. The net interest spread increased 10 basis points to 4.46% for the nine months ended September 30, 1994, from 4.36% for the nine months ended September 30, 1993. The prime lending rate for bank loans declined periodically to 6.00% early in 1993 from 6.50% early in 1992. The prime lending rate increased on April 15, 1994 to 6.75% and again on May 17, 1994 to 7.25%. However, the repricing of loans during 1993 and the first quarter of 1994 at the lower rates in effect during this period was the primary factor causing the decrease in yield on the loan portfolio to 8.46% for the nine months ended September 30, 1994, from 8.50% for the nine months ended September 30, 1993. Approximately 39% of the Company's loans earn interest that fluctuates with the prime lending rate in effect at their repricing interval. At September 30, 1994, $623.3 million in loans or 36% of the bank subsidiaries' loan portfolios are subject to reprice during the next quarter. This decline in yield on the largest component of earning assets for the Company's subsidiary banks was more than offset by a decline in the cost of funds.
      Average deposits increased by $125.9 million or 6.03% from the first nine months of 1993 to the first nine months of 1994 and $53.6 million or 2.47% for the third quarter of 1994 compared to the third quarter of 1993. The cost of interest-bearing deposits decreased 11 basis points from the first nine months of 1993 to the first nine months of 1994, while increasing 9 basis points for the third quarter of 1994 compared to the third quarter of 1993. Average other borrowings were up by $8.2 million to $53.2 million for the nine months ended September 30, 1994, from $45.0 million for the same period in 1993, and the rate paid for this source of funds increased to 4.97% in 1994 from 4.00% in 1993. The increase in average other borrowings for the third quarter of 1994 over the third quarter of 1993 was $10.9 million with the rate paid also increasing to 5.26% from 4.15% for the same period. Federal Home Loan Bank (FHLB) term advances increased an average of $9.5 million for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993. The advances are at fixed rates of interest with maturities from October 1996 to November 2003. These term advances are used to support fixed rate loans made by the Company's subsidiary banks. The average cost of the FHLB borrowings was 7.26% for the nine months ended September 30, 1994 compared to 7.32% for the same period ended September 30, 1993. The remainder of the increase in the rate paid for other borrowings for the third quarter of 1994 was due to the increase in the cost of short-term borrowings (i.e. federal funds purchased and securities sold under agreements to repurchase) even though the average balance of these borrowings only increased $1.3 million for the third quarter of 1994 compared to the third quarter of 1993. The increase in the Federal Reserve's discount rate charged to member banks was the major cause for the increase in the average cost for these type funds.

XXX BEGIN PAGE 11 HERE XXX

      The emphasis in management of the investment portfolio for 1994 continues to be to improve the liquidity and quality of the portfolio, provide a relatively stable source of income and balance interest rate and credit risk. As loan demand has improved, funds have been redeployed, and securities as a percentage of earning assets at September 30, 1994, were 23.90% compared to 27.06% a year earlier.


Net Interest Income Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                       Quarter          Nine Months
                                     ended Sept 30,    ended Sept 30,
                                     1994      1993     1994     1993
                                    -------  -------  -------  -------
Interest income                   $  45,139   41,428  129,030  120,194
Taxable equivalent adjustments:
 State, county and municipal
  Notes                                  50       43      143      125
  Bonds                                 620      647    1,922    2,095
  Dividends                             143      103      416      374
                                    -------  -------  -------  -------
Total adjustments                       813      793    2,482    2,594

Interest income - FTE                45,952   42,221  131,512  122,788
Interest expense                     16,314   15,448   46,447   45,470
                                    -------  -------  -------  -------
 Net interest income - FTE        $  29,638   26,773   85,065   77,318
                                    =======  =======  =======  =======

Net interest margin - FTE             5.17%    4.83%    5.03%    4.87%
                                    =======  =======  =======  =======
Average earning
 assets (millions)                $ 2,280.7  2,209.9  2,260.2  2,119.0
                                    =======  =======  =======  =======

Assumed tax rate of 35% for 1994 and 1993.


XXX BEGIN PAGE 12 HERE XXX

      The taxable equivalent net interest margin (NIM) is net interest income plus an adjustment for tax exempt income expressed as a percentage of average earning assets. The NIM is affected by the net interest spread, level of interest rates, amount of non-performing assets and the amounts of non-interest bearing funds supporting earning assets. For the nine months ended September 30, 1994, the NIM was 5.03%, up 16 basis points from the 4.87% reported for the same period a year earlier. Average earning assets increased 6.66% or $141.2 million for the first nine months of 1994 when compared to the first nine months of 1993. The tax equivalent yield on average earning assets for the first nine months of 1994 was 7.78%, up 3 basis points from the 7.75% yield for the first nine months of 1993. Average interest-bearing liabilities increased $80.1 million or 4.48% for the first nine months of 1994 when compared to the first nine months of 1993. The cost of funds for the nine months ended September 30, 1994 was 3.32% down 7 basis points from the 3.39% for the nine months ended September 30, 1993.

PROVISION FOR CREDIT LOSSES
     In evaluating the adequacy of the allowance for credit losses, among the issues the Company examines are current economic conditions, results of quantitative analysis of the quality of commercial loans and commercial real estate loans, and the historical rate of charge-offs on all loan types. Various regulatory agencies, as a part of their examination process, periodically review each of the Company's subsidiary banks' allowances for losses on loans and real estate owned. Such agencies may require the banks to adjust the allowances based on their judgments of information available to them at the time of their examination.
      The provision for credit losses is the amount charged against current earnings which management believes is necessary to maintain such allowance at an adequate level at a point in time, after giving consideration to potential problem credits, the collateral adequacy of loans, net charge-offs, asset quality measures, size of the loan portfolio and general economic conditions and trends. The provision for credit losses for the first nine months of 1994 was $2,765,000, compared to $5,500,000 for the first nine months of 1993 which reflected a decrease of $2,735,000 from the provision for the first nine months of 1993. This provision reflects improvement in the quality of the loan portfolio while still providing for continued growth. Loans increased an average of 14.02% or $199.4 million from the first nine months of 1993 to the first nine months of 1994. The percentage of net charge-offs to average loans net of unearned income annualized for the first nine months of 1994 was .21% compared to .25% for the first nine months of 1993. This trend of lower provisions for losses on loans is expected to continue for the remainder of 1994.

XXX BEGIN PAGE 13 HERE XXX

NON-INTEREST INCOME
       One  of  the  Company's  key long-term strategies  has  been  to  seek additional  sources  of  non-interest revenue.  The  growth  in  non-interest income  has  become  an  increasingly important component  of  the  Company's profitability, given the uncertainty of future loan demand and increased competition from non-traditional sources.
       Non-interest income includes fees for trust services, mortgage loan servicing fees, income from broker/dealer services, service charges on deposit accounts, and many other retail products. Non-interest income for the first nine months of 1994 decreased .88% or $202,000 compared to the first nine months of 1993. Non-interest income for the quarter ended September 30, 1994 decreased $693,000 from the $8,359,000 reported for the quarter ended September 30, 1993.
      The rising interest rate environment has slowed the earnings growth in non-interest income through subsidiaries' earnings. The mortgage company is a significant contributor to non-interest income, with gross revenue of $2,445,000 for the nine months ended September 30, 1994. This compares to gross revenue of $3,649,000 for the nine months ended September 30, 1993. This decrease of approximately 49% is due largely to the decrease in mortgage loans originated the first nine months of 1994 compared to the first nine months of 1993. The rise in home mortgage rates during 1994 has greatly slowed mortgage loan demand. The mortgage servicing portfolio increased to $902.1 million at September 30, 1994, from $741.4 million at September 30, 1993. A portion of the increase in the servicing portfolio was due to a bulk purchase of servicing in August of 1993. This contributed $118.3 million to the increase. The remainder of the increase was due to loan closings and purchases of individual loans by the mortgage company. The broker/dealer operations also contributed to non-interest income, with gross revenue of $1,407,000 for the nine months ended September 30, 1994 compared to $2,233,000 for the nine months ended September 30, 1993. Service charges on deposit accounts was one area of increased earnings. Revenue from deposit accounts increased to $12,994,000 for the nine months ended September 30, 1994, compared to $12,734,000 for the nine months ended September 30, 1993.

NON-INTEREST EXPENSE
     During recent years, the banking industry has put an increasing emphasis on expense control to improve its efficiency and, ultimately, its profitability. The Company has responded to the need for improved efficiency by emphasizing its commitment to expense control. The Company's efficiency ratio for the nine months ended September 30, 1994 was 67.13%. The efficiency ratio is non-interest expenses divided by tax-equivalent net interest income plus non-interest income. This compares to an efficiency ratio of 66.05% for the nine months ended September 30, 1993. The predominant reason for the decline in efficiency is a decrease in net income from the non-bank subsidiaries which is largely a function of the current interest rate environment. Non-interest expense increased 9.25% or $6,126,000 for the first nine months of 1994 compared to the first nine months of 1993 and $1,398,000 for the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993. Salaries and benefits, the single largest component of non-interest expense, increased 7.65% or $2,761,000, compared to the first nine months of 1993. Of this increase, $2,313,000 is at Sunburst Bank, Mississippi and is largely attributable to the addition of the Eastover personnel and normal merit increases throughout the Company. In addition, the number of full time equivalent employees for the Company has increased to 1,686 at September 30, 1994, from 1,597 at September 30, 1993. Occupancy expense and furniture and equipment expense are up primarily due to the addition of 29 banking facilities acquired with the Eastover acquisition. The following table provides the detail of non-interest expense for the nine months ended September 30, 1994 and 1993.

XXX BEGIN PAGE 14 HERE XXX

Other Non-interest Expense
For the Nine Months Ended September 30,

XXX BEGIN TABLE HERE XXX
                                               1994          1993
                                            ---------     ---------
Stationary and office supplies            $ 1,422,893     1,363,244
Professional fees                           1,603,850       678,531
Dues and subscriptions                        666,197       636,864
Freight and express                           659,195       555,450
Postage and box rent                        1,311,329     1,406,476
Telephone and telegraph                     1,450,189     1,175,842
Employee education                            529,726       480,105
Core deposit premium amortization             733,618       700,749
Amortization of purchased mortgage
  servicing rights                            578,583        96,532
Other taxes                                 1,544,705     1,438,258
Advertising                                 2,050,100     2,301,366
Other                                       5,901,155     5,179,981
                                            ---------     ---------
  Total                                   $18,451,540    16,013,398
                                           ==========    ==========

TAXES
      Income tax expense consists of provisions for Federal and state income taxes. Applicable income taxes were $9,297,000 for the nine months ended
September 30, 1994, compared to $7,985,000 for the nine months ended September 30, 1993. The statutory Federal income tax rates for 1994 and 1993 were 35%. The Company's income tax expense as a percentage of pretax income is different from these statutory tax rates because of the effect of tax-exempt income, various non-deductible expenses and the impact of alternative minimum taxes, including carry forward credits. The Company's effective tax rate was 30.79% for the nine months ended September 30, 1994, and 30.80% for the nine months ended September 30, 1993.
      The FASB issued SFAS No. 109, "Accounting for Income Taxes," that superseded SFAS No. 96 and changed the criteria for recognition and measurement of deferred taxes. The emphasis in accounting for deferred income taxes changed from an income statement approach to a balance sheet approach, thereby ensuring the proper accrual of the appropriate asset or liability for deferred taxes. The Company adopted SFAS No. 109 on January 1, 1993, and subsequently recorded previously unrecognized tax benefits of $781,000 or $.08 per share. On August 10, 1993 the 1993 Tax Act was signed into law.
This law involves a change in the Corporate income tax rate structure. Management has revised its SFAS No. 109 calculation to incorporate the changes required as a result of the 1993 Tax Act. Management believes the effect of these changes is not material to the Company's financial condition.

XXX BEGIN PAGE 15 HERE XXX

EARNINGS CONSIDERATIONS FOR THE LAST QUARTER OF 1994

      In connection with the pending acquisition of the Company by UPC, management anticipates that possible significant expenses (e.g. elimination of duplicate facilities, staff reductions, elimination of duplicate functions, etc.) may be incurred in the fourth quarter of 1994 upon completion of ongoing financial, due diligence, and strategic reviews and assessments of the post-merger operating environment of the combined corporations. As part of both companies continuing efforts to reduce expenses, both UPC and GSSC have retained the services of Alex Sheshunoff Management Services, Inc. ("ASMS"), a nationally recognized consulting firm, to assist in improving the financial performance of each organization, and to assist in the consolidation of the two organizations. Through the study of each organization, individually and collectively, opportunities to reduce costs and reengineer operations in order to become more efficient will be identified. Management expects that there will be a reduction in the number of employees and branches in each organization. Independent of whether or not the acquisition is consummated, UPC and GSSC will each offer voluntary early retirement and voluntary separation programs in the fourth quarter to help facilitate the staff reduction. All charges which may be incurred in the fourth quarter as a result of completion of the studies cannot be estimated at this time. However, approximately $2.75 million will be charged to expense in the fourth quarter in connection with the ASMS study, legal and accounting fees, and the fairness opinion issued on the pending acquisition of the Company by UPC. Management expects significant future cost savings from the combined operations of the Company and UPC once the acquisition is consummated. Preliminary studies indicate that there are significant savings opportunities and management expects that they will be realized once the recommendations are implemented; however, the final savings which may actually be realized cannot be estimated at this time.

FINANCIAL CONDITION

LOANS
      The subsidiary banks' loan portfolios represent the largest single component of the Company's earning asset base. Average loans outstanding increased 14.02% from the September 30, 1993 level. The majority of this growth occurred in the real estate secured and commercial and industrial categories. In addition, modest growth was experienced in the consumer sector. As a general practice, floating rate mortgages are held within the loan portfolio and fixed rate loans are packaged for sale and are hedged to guard against interest rate swings.

CREDIT QUALITY AND CREDIT RISK MANAGEMENT
      The risks involved in extending credit are inherent in the business of providing financing alternatives to our customers. Management believes that strong credit policies and guidelines, good underwriting, and constant supervision and servicing are needed to insure a sound and profitable loan portfolio. These are the primary factors that control risk and thereby insure safety and profitability for our depositors and stockholders. Risk reduction is achieved through diversity in the portfolio as to type, geographic location, industry and borrower. Policies are determined by carefully evaluating current economic, financial, regulatory and market factors based on the objectives and strategies of the Company. The Company has in place a structured policy that quickly identifies problem credits, monitors their performance, and provides reasonable estimates of the possible credit loss, if any, relating to the loans. The Company's Asset Quality Group continuously monitors the entire loan portfolio, classifying problem credits, estimating loss exposure, and determining systematically the level of risks and necessary level of provision for credit losses.

XXX BEGIN PAGE 16 HERE XXX

      In order to manage the credit risk of the commercial, single family mortgage and installment loan portfolios, loans and blocks of loans are internally assigned a grade ranging from A to F, depending on the financial condition, the status of payments or collateral on the loans. Grades are assigned at the inception of the loans and are reviewed regularly by the assigned loan officer and Asset Quality personnel. The preponderance of the subsidiary banks' loans are rated C, denoting standard and acceptable risk.
     The allowance for credit losses reflects management's judgment as to the level considered appropriate to absorb potential losses in the portfolio based on a review of factors that include individual loans, historical loss experience, economic conditions, trends, and other factors. The adequacy of the allowance is reviewed frequently. Since the first nine months of 1993, the allowance for credit losses has increased $756,000 or 2.35% to $32.9 million. Following its commitment to sound, conservative banking practices, management believed that it was prudent to continue to increase the allowance, given the significant increase in loans and the uncertainty surrounding national and state economics. The allowance currently approximates 1.94% of total loans outstanding compared to 2.10% a year earlier.


Credit Experience Summary
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                        Nine Months        Quarter
                                       ended Sept 30,   ended Sept 30,
                                        1994     1993     1994    1993
                                       ------   ------  -------  ------
Allowance for credit losses:
Beginning balance                   $  32,749   24,412   33,132   31,849
 Reserves of acquired company               0    4,934        0        0
 Provision for loan losses              2,765    5,500      990    1,560
 Net charge-offs                        2,616    2,704    1,224    1,267
                                       ------   ------   ------   ------
Ending Balance                      $  32,898   32,142   32,898   32,142
                                       ======   ======   ======   ======

Allowance to loans
 (net of unearned)                      1.94%    2.10%

Net charge-offs to average
 loans (net of unearned)
 annualized                             0.22    0.25


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

XXX BEGIN PAGE 17 HERE XXX

Non-Performing Assets
(dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                         Sept 30,    Sept 30,
                                           1994        1993
                                         --------    --------
Non-accrual loans                      $    2,608       2,992
Restructured loans                            294       3,286
                                         --------    --------
 Total non-performing loans                 2,902       6,278
Foreclosed real estate                      3,723       6,507
Other assets                                  221         207
                                         --------    --------
 Total non-performing assets           $    6,846      12,992
                                         ========    ========

Allowance for credit losses            $   32,898      32,142
                                         ========    ========
Non-performing loans to total loans
 (net of unearned)                          0.17%        0.41
Non-performing loans plus foreclosed
 real estate and other assets to
 total loans (net of unearned)              0.40         0.85
Non-performing loans to allowance           8.82        19.53


XXX BEGIN PAGE 18 HERE XXX

INTEREST RATE SENSITIVITY
     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of earning assets and liabilities. The Company's Asset Liability Management Committee ("Asset Liability Committee"), manages interest rate sensitivity of the Company's portfolio to control exposure of net interest income to risks associated with interest rate movements and maturities of interest-earning assets and interest-bearing liabilities, and to achieve consistent growth in net interest income. The Company attempts to maximize earnings by managing the one-year "gap," the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. As of September 30, 1994, the Company had a one-year liability sensitive gap (i.e., an excess of liabilities over assets maturing or repricing within one year) of $233 million or 9.29%. Management believes that this range can be effectively managed against interest rate movements while allowing sufficient flexibility to take advantage of opportunities presented by varying interest rate environments. To maximize and maintain consistency of earnings, the Company endeavors to monitor and control interest rate risk. Assuming the current mix and sensitivities of interest-bearing assets and liabilities remain constant and historical relationships between rates on different products and investments reoccur, an increase of 1% in short-term interest rates would cause the Company's NIM to decline 1 basis point for the succeeding 12 months. An increase of 3% would result in an 8 basis point decline. Conversely, a 1% decline in short-term rates would result in a less than 1 basis point increase in the Company's NIM. The following table summarizes the Company's gap position at September 30, 1994.

XXX BEGIN PAGE 19 HERE XXX

INTEREST RATE SENSITIVITY
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                       3 Months  3 to 12   1 to 5  5 to 10  10 Years
                        or Less   Months    Years   Years   and over   Total
                       --------  -------- -------- -------- -------- ---------
Interest-Earning Assets:

Deposits with banks  $    1,126         0        0       0         0     1,126
Securities:
 Available for sale     119,000         0        0       0         0   119,000
 Mortgage-backed         18,134    24,600  122,012  17,404         0   182,150
 Investment              30,543    56,527  137,357  29,112    21,072   274,611
Mortgages held
 for resale              25,079         0        0       0         0    25,079
Loans                   598,174   493,991  476,337  82,138    54,180 1,704,820
                       --------  -------- -------- --------  ------- ---------
Total Interest-Earning
 Assets              $  792,056   575,118  735,706 128,654    75,252 2,306,786
                       ========  ======== ======== ========  ======= =========

Interest-Bearing Liabilities :

Deposits:
 Demand              $   65,702   591,320        0       0         0   657,022
 Savings                      0   166,120        0       0         0   166,120
 Time < $100,000        224,926   324,032  217,972   1,637         0   768,567
 Time > $100,000         88,285    85,819   43,266     360         0   217,730
Fed. funds purchased     32,425         0        0       0         0    32,425
Securities sold under
 repurchase agreements   21,798         0        0       0         0    21,798
Other borrowed funds          0         0   16,637   7,718         0    24,355
                       --------  -------- -------- --------  ------- ---------
Total Interest-Bearing
 Liabilities         $  433,136 1,167,291  277,875   9,715         0 1,888,017
                       ======== ========= ======== ========  ======= =========

Net Repricing Gap       358,920 (592,173)  457,831 118,939    75,252   418,769
Net Repricing Gap/
 Total Assets            14.29%  (23.58%)   18.23%   4.74%     3.00%    16.68%
Cumulative Gap          358,920 (233,253)  224,578 343,517   418,769         0

Cumulative Gap/
 Total Assets            14.29%   (9.29%)    8.94%  13.68%    16.68%     0.00%


XXX BEGIN PAGE 20 HERE XXX

LIQUIDITY
      Liquidity is the ability to raise cash quickly when funds are needed. The needs for liquidity are best met by a strong customer base, the ability to purchase funds readily from reliable sources, and the ability to liquidate short-term marketable securities. GSSC has historically funded its liquidity requirements with funds generated from operations, including new deposits and proceeds from the repayments of loans and investments. The Company also enhances liquidity by the retention of earnings and adequate capital. The Asset Liability Committee sets minimum liquidity requirements and monitors the Company's adherence to these goals on a monthly basis.
      Core deposits expressed as a percentage of total assets were 79.84% at September 30, 1994, and 79.52% at September 30, 1993. Volatile liabilities (defined as the sum of time deposits over $100,000, foreign deposits, federal funds purchased and securities sold under agreements to repurchase, and other liabilities for borrowed money) as a percentage of total assets were 10.83% at September 30, 1994, compared to 11.95% at September 30, 1993. Temporary investments as a percentage of total assets decreased to 5.15% at September 30, 1994, compared to 6.97% at September 30, 1993. The Company's volatile liability dependence ratio (which compares volatile liabilities less temporary investments to net loans, plus lease-financing receivable and investment securities with remaining maturities or earliest repricing opportunities of less than one year, including equity securities) was 6.68% at September 30, 1994, compared to 5.97% at September 30, 1993.

SECURITIES
      The securities portfolio is the second largest component of the Company's earning asset base. When securities are purchased, primarily debt securities, they are classified as investment securities and are carried at cost adjusted for amortization of premiums and accretion of discounts, if the Company has the intention to hold such securities until maturity. If it is the Company's intention at the time of purchase to sell securities prior to maturity, such securities are classified as trading securities and are carried at fair value with unrealized gains or losses included in earnings. At September 30, 1994, the Company held no securities in its trading portfolio. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as an addition to or a deduction from stockholders' equity. Also, from time to time, the Company may identify securities that it intends to use as a part of its asset/liability strategy to respond to changes in interest rate and/or prepayment risk or to increase liquidity or regulatory capital. At identification date, such securities are transferred to available-for-sale and subsequently carried at fair value. At September 30, 1994, the Company had $119 million in the available-for-sale category with an unrealized loss of $621,000, net of taxes, which has been deducted from stockholders' equity.

XXX BEGIN PAGE 21 HERE XXX

      Securities decreased 1.80% or $10.3 million from September 30, 1993, to September 30, 1994. This decrease was due to the increased demand for loans, which caused a redeployment of funds. Management takes a conservative approach in the investment portfolio by changing the mix and maturity as it reinvests maturing securities. This has been done by increasing the percentage of U. S. government agency securities and by decreasing holdings of other securities while shortening average maturities. Investments in collateralized mortgage obligations (CMOs) issued by U. S. government agencies were $143.9 million at September 30, 1994 and $162.9 million at September 30, 1993. The Company also had investments in certain privately-issued CMOs which were collateralized by mortgage-backed securities issued or guaranteed by U. S. government agencies totaling $4.7 million at September 30, 1994 and $13.8 million at September 30, 1993. In addition, the average balance of the investment in corporate securities has increased from the first nine months of 1993. These investments consist principally of adjustable rate money market preferred instruments. The following table reflects the mix of the investment portfolio, including securities available for sale, for the quarters ended September 30, 1994, and 1993, in thousands.

XXX BEGIN TABLE HERE XXX
                                   1994             1993
                                 Average           Average
                                 Balance     %     Balance    %
                                 -------  ------  -------- -------
US Treasuries                  $ 129,503  22.57%   126,089  20.42%
Securities of other US
 government agencies and corp.   303,286  52.85%   328,013  53.11%
Obligations of states and
 political subdivisions           69,763  12.15%    74,728  12.10%
Other securities                  29,547   5.15%    46,763   7.57%
Corporate securities              41,799   7.28%    41,981   6.80%
                                 -------  -------  ------- -------
 Total investment securities   $ 573,898  100.00%  617,574 100.00%
                                 =======  =======  ======= =======


XXX BEGIN PAGE 22 HERE XXX

DEPOSITS
      Managing the mix and repricing alternatives of invested funds is an important factor affecting the NIM. Strategies for managing the cost and source of funds have to be flexible enough to meet needs in a changing interest rate environment. Management's strategy has been to increase core deposits as a percentage of total funds sources and to reduce the Company's dependence on more volatile short-term borrowings. Average interest-bearing deposit liabilities as a percentage of average funds sources were 80.14% for the nine months ended September 30, 1994, compared to 81.80% for the nine months ended September 30, 1993. Average non-interest bearing deposits increased $53.9 million or 15.7% for the same period.
      Average certificates of deposit increased by $6.3 million for the nine months ended September 30, 1994, compared to the same period in 1993. The average rate paid on these certificates of deposit decreased to 3.77% for the nine months ended September 30, 1994, from 3.85% for the nine months ended September 30, 1993. The total cost of interest-bearing liabilities has averaged 3.32% and 3.39% for the nine months ending September 30, 1994, and 1993, respectively. Interest-free funds supported 17.57% of average earning assets for the first nine months of 1994 compared to 16.19% for the first nine months of 1993.

CAPITAL ADEQUACY
      Strong capitalization is fundamental to the successful operation of a banking organization. The Company seeks to maintain a level of capital flexible enough for profitable growth opportunities, consistent with management's goal of building stockholder value, and to provide stability in uncertain economic conditions. Indicators of adequate capital are represented by average equity to assets, average equity to net loans, risk-based capital ratios and leverage ratios. The Company's equity to asset ratio at September 30, 1994 was 7.36%, up from the 6.93% reported at September 30, 1993, and the equity to loan ratio was 11.20% and 11.26% for September 30, 1994 and 1993, respectively. The Company's total risk-based capital ratio as of September 30, 1994 was 11.95% and the leverage ratio was 7.50%. These capital ratios were in excess of the required 8.00% total risk-based capital ratio and the 3.00% required leverage ratio.

XXX BEGIN PAGE 23 HERE XXX

Selected Capital Information
For the nine months ended September 30,
(dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                                 1994        1993
                                              ---------   ---------
Capital:
Common stock                                $     9,493       9,493
Surplus                                         102,965     102,965
Undivided profits                                76,285      56,892
Allowance for credit losses                      32,898      32,142
Market valuation adjustment on
 securities available for sale                      620          14
                                              ---------   ---------
Total primary capital                           222,261     201,506
                                              =========   =========
Total assets                                $ 2,510,895   2,393,800
                                              =========   =========

Ratio of primary capital to adjusted assets *    8.735%      8.306%

*Adjusted assets are total assets gross of allowance for credit losses and market valuation of equity securities.

                                                 1994        1993
                                              ---------   ---------
Tier I:
 Common stockholders' equity                $   112,458     112,458
 Undivided profits and capital reserves          76,905      56,906
 Less:
  Goodwill                                      (1,695)     (2,010)
  Net unrealized loss on securities
   available for sale                             (620)        (14)
                                              ---------   ---------
Total Tier I capital                            187,048     167,340
                                              ---------   ---------
Tier II:
 Allowance for credit losses                     22,004      20,241
                                              ---------   ---------
Total Tier II capital                            22,004      20,241
                                              ---------   ---------
Total qualifying capital                        209,052     187,581
                                              =========   =========
Risk-weighted assets                          1,717,354   1,585,939
Risk-weighted off-balance sheet exposure         32,102      21,479
                                              ---------   ---------
Total risk-weighted assets and
 off-balance sheet exposure                 $ 1,749,456   1,607,418
                                              =========   =========
Ratios:
Tier I capital ratio                             10.69%      10.41
Minimum Tier I capital ratio                      4.00       4.00
Total capital ratio                              11.95      11.67
Minimum total capital ratio                       8.00       8.00
Leverage ratio                                    7.50       6.97
Minimum leverage ratio                            3.00       3.00


XXX BEGIN PAGE 24 HERE XXX

OFF-BALANCE-SHEET ITEMS
      At September 30, 1994 and September 30, 1993 the Company had entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its cost of funds. These swaps had a notional principal amount of $16,000,000. Also outstanding at September 30, 1993 was one interest rate cap with a total contract or notional value of $6,000,000. The Company is exposed to essentially the same credit risk in these contracts as in any other extension of credit and attempts to manage this through credit approvals and limits and other monitoring procedures.

RECENT DEVELOPMENTS
      In May of 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans that are within the scope of SFAS No. 114 be measured on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement amends FASB SFAS No. 5, "Accounting for Contingencies" and FASB SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Company has not made a determination as to the effect of the adoption of this statement on the financial condition of the Company.

XXX BEGIN PAGE 25 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1994
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX

                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest-earning assets:
Loans (1) (2)                         $1,622,381    137,248     8.46%
Mortgage loans held for sale              42,520      3,140     7.38
U.S. Treasury securities                 122,005      5,640     4.62
Securities of other U.S. Government
 agencies & corporations                 314,520     16,853     5.36
Obligations of state and political
 subdivisions (3)                         71,840      7,693    10.71
Other securities                          31,911      2,326     7.29
Corporate securities                      42,014      2,431     5.79
Interest-bearing deposits with banks         767         29     3.78
Federal funds sold and securities
 purchased with resell agreements         12,224        404     3.30
                                        --------    -------    -----
 Total interest-earning assets/
  interest income (3)                  2,260,182    175,764     7.78
Cash and due from banks                  139,900
Other assets                             100,827
Allowance for credit losses              (33,131)
Market value adjustment on
 securities available for sale               (91)
                                       ---------
      Total                           $2,467,687
                                       =========


                                        Average                 Yield/
                                        Balance    Interest     Rate
LIABILITIES AND                        ---------   --------    ------
 STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits                         $635,306     15,075     2.37%
Savings                                  171,399      4,153     2.42
IRA/KEOGH                                144,011      7,469     5.19
Certificates of deposit                  866,302     32,700     3.77
Federal funds purchased & securities
 sold under agreements to repurchase      32,317      1,155     3.57
Other borrowings                          20,868      1,490     7.14
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,870,203     62,042     3.32
Non-interest bearing demand              397,091
Other liabilities                         18,754
                                       ---------
 Total liabilities                     2,286,048
Stockholders' equity                     181,639
                                       ---------
    Total                             $2,467,687
                                       =========
Net interest income (3)                             113,722
                                                    -------
Net yield on interest-earning assets (3)                        5.03
Tax equivalent adjustments:
  Loans                                                 191
  Obligations of state & political subdivisions       2,570
  Corporate securities                                  708
                                                    -------
Total tax equivalent adjustment                       3,469
                                                    -------
Net interest income                                $110,253
                                                    =======

(1) Non-accruing loans are included in average loans; however, no income is recognized on these loans.
(2) Includes loan fees in both interest income and the calculation of the yield on loans.
(3) Tax equivalent adjustments are calculated assuming a 35% tax rate for 1994 and 1993.


XXX BEGIN PAGE 26 HERE XXX

            GRENADA SUNBURST SYSTEM CORPORATION AND SUBSIDIARIES
                           DISTRIBUTION OF ASSETS,
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1993
                           (dollars in thousands)

XXX BEGIN TABLE HERE XXX
                                        Average                 Yield/
                                        Balance    Interest     Rate
                                       ---------   --------    ------
ASSETS
Interest-earning assets:
Loans (1) (2)                         $1,422,946    120,888     8.50%
Mortgage loans held for sale              56,266      3,939     7.00
U.S. Treasury securities                 136,257      6,918     5.08
Securities of other U.S. Government
 agencies & corporations                 304,911     17,213     5.65
Obligations of state and political
 subdivisions (3)                         80,181      8,577    10.70
Other securities                          52,006      3,659     7.04
Corporate securities                      41,956      2,128     5.07
Trading account                            1,807        115     6.36
Interest-bearing deposits with banks       3,160        144     4.56
Federal funds sold and securities
 purchased with resell agreements         19,481        550     2.82
                                       ---------     ------    -----
 Total interest-earning assets/
  interest income (3)                  2,118,971    164,131     7.75
Cash and due from banks                  127,517
Other assets                              96,468
Allowance for credit losses              (30,018)
Market value adjustment on
 securities available for sale              (286)
                                       ---------
      Total                           $2,312,652
                                       =========


                                        Average                 Yield/
                                        Balance    Interest     Rate
LIABILITIES AND                        ---------   --------    ------
 STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits                       $  593,977     14,002     2.36%
Savings                                  151,125      3,994     2.64
IRA/KEOGH                                139,989      7,853     5.61
Certificates of deposit                  859,963     33,098     3.85
Federal funds purchased & securities
 sold under agreements to repurchase      33,010        986     2.99
Other borrowings                          12,019        813     6.76
                                       ---------    -------    -----
 Total interest-bearing liabilities
  /interest expense                    1,790,083     60,746     3.39
Non-interest bearing demand              343,137
Other liabilities                         19,247
                                       ---------
 Total liabilities                     2,152,467
Stockholders' equity                     160,185
                                       ---------
    Total                             $2,312,652
                                       =========
Net interest income (3)                             103,385
                                                   --------
Net yield on interest-earning assets (3)                        4.87
Tax equivalent adjustments:
  Loans                                                 125
  Obligations of state & political subdivisions       2,095
  Corporate securities                                  374
                                                    -------
Total tax equivalent adjustment                       2,594
                                                    -------
Net interest income                                $100,791
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

XXX BEGIN TABLE HERE XXX
                                                         September 30,
                                                         1994 vs. 1993
                                                      Increase (decrease)
                                                            Due to:
                                               ------------------------------
                                                Volume       Rate       Total
                                               ------------------------------
Interest earned on:
  Loans                                        $16,930       (570)    16,360
  Mortgages loans warehoused                    (1,004)       205       (799)
  U. S. Treasury securities                       (685)      (593)    (1,278)
  Securities of other U. S.
   government agencies & corporations              536       (896)      (360)
  Obligations of states and political
   subdivisions                                   (892)          8      (884)
  Other securities                              (1,459)        126    (1,333)
  Corporate securities                               3         300       303
  Trading account                                  (57)        (58)     (115)
  Interest-bearing deposits with banks             (94)        (21)     (115)
  Federal funds sold                              (229)         83      (146)
                                               --------    --------  --------
     Total interest income                      13,049      (1,416)   11,633

Interest paid on:
  Demand deposits                                1,012          61     1,073
  Savings deposits                                 508        (349)      159
  IRA/Keogh                                        220        (604)     (384)
  Time deposits                                    256        (654)     (398)
  Federal funds purchased and securities
   sold under repurchase agreements                (21)        190       169
  Other borrowings                                 628          49       677
                                               --------    --------  --------
     Total interest expense                      2,603      (1,307)    1,296
                                               --------    --------  --------
Increase (decrease) in net interest income     $11,946      (2,102)    9,844
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


XXX BEGIN PAGE 28 HERE XXX

                                   PART II

                              OTHER INFORMATION

Item 1.  Litigation

         Doris Lockhart et al. v. J. L. Lovett et al.,
         ---------------------------------------------
         Circuit Court, First Judicial District, Hinds County, Mississippi. Plaintiffs originally filed a lawsuit against Lovett based upon alleged violations of the Truth In Lending Act and the Mississippi Home Solicitation Sales Act in connection with contracts and deeds of trust solicited by Lovett that were later assigned to Sunburst Financial Services, Inc. ("Rapid"), a wholly owned subsidiary of the Company. On July 1, 1994, the jury returned verdicts against Rapid totaling approximately $1,872,000. Rapid is also liable for attorneys' fees relating to the Truth In Lending claims. The Company's insurance carrier has posted a supersedeas bond and perfected the appeal of this judgement. Management believes that any costs to the Company will be immaterial.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         See Exhibit Index on page 29 hereof

 (b)     Reports on Form 8-K

          A report on Form 8-K dated September 28, 1994, was filed on October 3, 1994. Such report was filed to report that GSSC and Union Planters Corporation ("UPC") will incur certain one-time charges.

         A report on Form 8-K dated October 20 1994, was filed on October 21, 1994. Such report was filed to report GSSC earnings information for the third quarter of 1994.

XXX BEGIN PAGE 29 HERE XXX

                                EXHIBIT INDEX


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         2.1 Agreement and Plan of Reorganization dated July 1, 1994 by and among Union Planters Corporation, GSSC Acquisition Company, Inc., Grenada Sunburst System Corporation, Sunburst Bank, Mississippi and Sunburst Bank, Louisiana (filed as Exhibit 2.1 to the Company's Report on Form 8-K/A filed August 2, 1994, and incorporated herein by reference)

         10.1 Equity Share Bonus Plan and Participation Agreement, as amended (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

         10.2 Deferred Compensation Agreement (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

         10.3 Management Incentive Compensation Plans (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

        10.4 Form of Executive Employment Contracts (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1994, and incorporated herein by reference)

        10.5 Purchase and Assumption Agreement among Eastover Bank for Savings and Grenada Sunburst System Corporation and Sunburst Bank, Mississippi dated July 22, 1992, (filed as Appendix H of the Company's Registration Statement on Form S-4 (Reg. No. 33-53170) and incorporated herein by reference)

        27.1 Grenada Sunburst System Corporation Financial Data Schedule for the nine months ended September 30, 1994

XXX BEGIN PAGE 30 HERE XXX

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GRENADA SUNBURST SYSTEM CORPORATION
                                 (Registrant)


Date: November 14, 1994
      -----------------


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